Form 10-Q
period 2015-06-30
BAYLAKE CORP
filed 2015-07-31
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of July 31, 2015 was 9,320,255 shares.

BAYLAKE CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 (unaudited) and December 31, 2014
(Dollar amounts in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$31,884	$60,189
Federal funds sold	3,401	1,176
Securities held to maturity, at amortized cost	25,550	25,612
Securities available for sale, at fair value	161,750	182,912
Loans held for sale	1,292	1,290
Loans, net of allowance of $6,956 at June 30, 2015 and $7,051 at December 31, 2014	679,064	672,306
Cash surrender value of life insurance	23,569	23,587
Premises and equipment, net	19,985	20,206
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	4,238	4,238
Other real estate owned, net	4,022	4,266
Goodwill	7,222	7,222
Deferred income taxes, net	4,652	4,707
Accrued interest receivable	2,775	2,559
Other assets	10,332	10,509
Total Assets	$980,580	$1,021,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$165,432	$153,113
Interest-bearing	593,146	612,429
Total Deposits	758,578	765,542

Federal Home Loan Bank advances	53,625	60,455
Repurchase agreements	36,639	64,869
Subordinated debentures	16,100	16,100
Convertible promissory notes	—	1,650
Accrued expenses and other liabilities	7,232	7,503
Total Liabilities	872,174	916,119

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-10,158,768 at June 30, 2015 and 9,777,834 shares shares at December 31, 2014; Outstanding-9,320,255 at June 30, 2015 and 9,054,821 shares shares at December 31, 2014	50,794	48,889
Additional paid-in capital	12,801	12,654
Retained earnings	54,232	51,123
Treasury stock 838,513 shares at June 30, 2015 and 723,013 shares at December 31, 2014	(10,943)	(9,497)
Accumulated other comprehensive income	1,522	2,335
Total Stockholders’ Equity	108,406	105,504
Total Liabilities and Stockholders’ Equity	$980,580	$1,021,623

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six months ended June 30, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,315	$7,157	$14,462	$14,036
Taxable securities	1,181	1,249	2,295	2,499
Tax exempt securities	334	370	699	743
Federal funds sold	11	19	28	29
Total Interest and Dividend Income	8,841	8,795	17,484	17,307
INTEREST EXPENSE
Deposits	327	406	675	826
Repurchase agreements	12	24	37	50
Federal Home Loan Bank advances and other	281	241	497	414
Subordinated debentures	66	65	131	129
Convertible promissory notes	—	213	27	452
Total Interest Expense	686	949	1,367	1,871
Net interest income before provision for loan losses	8,155	7,846	16,117	15,436
Provision for loan losses	—	—	200	—
Net interest income after provision for loan losses	8,155	7,846	15,917	15,436
NONINTEREST INCOME
Fees from fiduciary activities	314	252	597	504
Fees from loan servicing	142	138	295	300
Fees from financial services to customers	268	252	540	518
Fees for other services to customers	966	867	1,846	1,664
Net gain on sale of loans	280	126	484	253
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(7)	(57)	(23)	(134)
Net realized gain on sale of securities	78	92	252	161
Net gains on sale of premises and equipment	—	5	—	5
Increase in cash surrender value of life insurance	94	124	185	202
Income in equity of UFS subsidiary	369	288	687	582
Other noninterest income	63	79	95	127
Total Noninterest Income	2,567	2,166	4,958	4,182
NONINTEREST EXPENSE
Salaries and employee benefits	4,315	4,389	8,660	8,456
Occupancy expense	550	514	1,117	1,074
Equipment expense	332	341	681	654
Data processing and courier expense	232	195	463	403
FDIC insurance expense	151	151	297	300
Operation of other real estate owned	152	141	239	307
Loan and collection expense	21	18	34	37
Other outside services	279	291	603	626
Audit and legal expense	233	152	418	329
Costs relating to subsidiary tax strategy	163	—	163	—
Other noninterest expenses	819	802	1,650	1,576
Total Noninterest Expense	7,247	6,994	14,325	13,762
Income before provision for income taxes	3,475	3,018	6,550	5,856
Provision for income taxes	1,093	859	1,961	1,632
Net Income	$2,382	$2,159	$4,589	$4,224
Basic earnings per share	$0.26	$0.27	$0.50	$0.54
Diluted earnings per share	$0.25	$0.24	$0.49	$0.47
Cash dividends paid per share	$0.08	$0.07	$0.16	$0.14

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three and Six Months ended June 30, 2015 and 2014
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$2,382	$2,159	$4,589	$4,224
Other comprehensive income, net of tax
Unrealized gains on securities
Net unrealized holding gains arising during the period	2,204	1,610	(1,085)	2,596
Less: reclassification adjustment for gains included in net income	(78)	(92)	(252)	(161)
Tax effect	(834)	(595)	524	(955)
Other comprehensive income	1,292	923	(813)	1,480
Comprehensive income	$3,674	$3,082	$3,776	$5,704

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Six Months ended June 30, 2015
(Dollar amounts in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2015	9,054,821	$48,889	$12,654	$51,123	$(9,497)	$2,335	$105,504
Net income	—	—	—	4,589	—	—	4,589
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	(1,085)	(1,085)
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(252)	(252)
Tax effect	—	—	—	—	—	524	524
Total comprehensive income							3,776
Purchase of treasury stock	(115,500)	—	—	—	(1,446)	—	(1,446)
Stock-based compensation expense recognized, net	—	—	212	—	—	—	212
Vesting of RSUs	35,556	178	(178)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	81	—	—	—	81
Exercise of stock options	15,378	77	34	—	—	—	111
Tax expense from forfeiture of unexercised stock options/RSUs	—	—	(2)	—	—	—	(2)
Conversion of debentures	330,000	1,650					1,650
Cash dividends - ($0.16 per share)	—	—	—	(1,480)	—	—	(1,480)
Balance, June 30, 2015	9,320,255	$50,794	$12,801	$54,232	$(10,943)	$1,522	$108,406

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2015 and 2014
(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$4,589	$4,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	655
Amortization of debt issuance costs	—	17
Amortization of core deposit intangible	11	10
Provision for loan losses	200	—
Net amortization of premium/discount on securities	846	841
Increase in cash surrender value of life insurance	(185)	(202)
Net realized gain on sale of securities	(252)	(161)
Net gain on sale of loans	(484)	(253)
Proceeds from sale of loans held for sale	25,527	12,720
Origination of loans held for sale	(25,099)	(11,863)
Change in valuation of mortgage servicing rights, net of payments and payoffs	23	134
Provision for valuation allowance on other real estate owned	99	201
Net (gains) losses on sale of premises and equipment	—	(5)
Net gain on disposals of other real estate owned	(6)	(43)
Provision for deferred income tax expense	579	679
Stock-based compensation expense	212	168
Forfeiture of options not exercised and RSUs not vested	—	(6)
Tax (expense) benefit from exercise/forfeiture of options	(2)	5
Income in equity of UFS subsidiary	(687)	(582)
Changes in assets and liabilities:
Accrued income taxes	208	383
Accrued interest receivable and other assets	326	(309)
Income tax refunds	—	(173)
Accrued expenses and other liabilities	(271)	(59)
Net cash provided by operating activities	6,276	6,381

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	11,408	3,773
Principal payments on securities available for sale	20,197	16,332
Purchase of securities held to maturity	—	(10,456)
Purchase of securities available for sale	(12,312)	(3,973)
Purchase of FHLB stock	—	(640)
Proceeds from sale of other real estate owned	196	1,162
Proceeds from sale of premises and equipment	23	82
Proceeds from life insurance death benefit	203	—
Loan originations and payments, net	(7,003)	(12,149)
Additions to premises and equipment	(444)	(637)
Net change in federal funds sold	(2,225)	(794)
Dividend from UFS subsidiary	134	276
Net cash provided in purchase or sale of branches	—	12,086
Net cash provided by investing activities	10,177	5,062

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2015 and 2014
(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(6,964)	$(21,698)
Net change in repurchase agreements	(28,230)	(17,678)
Repayments on Federal Home Loan Bank advances	(16,830)	(18,015)
Proceeds from Federal Home Loan Bank advances	10,000	50,300
Tax benefit from vesting of restricted stock units	81	92
Proceeds from exercise of stock options	111	7
Purchase of treasury stock	(1,446)	(2,858)
Cash dividends paid	(1,480)	(1,100)
Net cash used in financing activities	(44,758)	(10,950)
Net change in cash	(28,305)	493

Beginning cash	60,189	76,179
Ending cash	$31,884	$76,672

Supplemental cash flow information:
Interest paid	$1,368	$1,865
Income taxes paid (refunded), net	1,070	652
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$45	$75
Mortgage servicing rights resulting from sale of loans	54	31
Conversion of debentures to equity	1,650	1,225

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

1.
The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Bay Lake Investments, Inc. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2014 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and six month periods ending June 30, 2015 and 2014 necessary to make the consolidated financial information not misleading. The consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to July 31, 2015, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands, except per share data)

EARNINGS PER SHARE

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Numerator):
Net income available to common stockholders	$2,382	$2,159	$4,589	$4,224
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	—	130	16	259
Income available to common stockholders plus assumed conversions	$2,382	$2,289	$4,605	$4,483

(Denominator):
Weighted average number of common shares outstanding-basic	9,338,284	7,907,761	9,240,308	7,842,192
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options (1)	47,605	44,151	48,508	43,860
Dilutive effect of restricted stock units (2)	17,107	28,270	27,678	37,997
Dilutive effect of convertible promissory notes (3)	—	1,635,000	106,906	1,635,000
Dilutive potential common shares	64,712	1,707,421	183,092	1,716,857
Adjusted weighted-average shares	9,402,996	9,615,182	9,423,400	9,559,049

Basic Earnings Per Share	$0.26	$0.27	$0.50	$0.54
Diluted Earnings Per Share	$0.25	$0.24	$0.49	$0.47

(1)
For the three and six months ended June 30, 2015 and 2014, respectively, there were 114,197 and 64,130 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)
For the three and six months ended June 30, 2015 and 2014, respectively, there were 9,767 and 15,040 outstanding restricted stock units that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)
At June 30, 2014, the Company had $8.2 million of outstanding convertible notes (the “Convertible Notes”). The Convertible Notes were convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes could convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred.  The principal amount of any Convertible Note that had not been converted would be payable at maturity on June 30, 2017. At June 30, 2014, the entire 1,635,000 of common shares issuable upon conversion of remaining outstanding Convertible Notes are included in the computation of diluted earnings per share since the average market price per share for the three and six months ended June 30, 2014 exceeded the conversion price of $5.00 per share. On April 1, 2015, all of the outstanding debentures were converted to 215,000 shares of common stock under the provisions for voluntary conversion.  Therefore, at June 30, 2015, the Company had no outstanding Convertible Notes.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

4.            Recent Accounting Pronouncement

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-08 Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.  Amendments in this update amend SEC paragraphs pursuant to Staff Accounting Bulletin (“SAB”) No. 115, which supersedes several paragraphs in ASC 805-50 in response to the SEC’s November 2014 publication of SAB 115.The SEC issued SAB 115 in connection with the release of FASB ASU No. 2014-17, “Pushdown Accounting.”  This guidance is effective immediately.  The adoption of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company. In April 2015, the FASB issued ASU No. 2015-05 Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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
June 30, 2015

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

5.            Fair Value

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs).  One of the Company’s securities available for sale at June 30, 2015 and December 31, 2014 was measured using Level 3 inputs.

Non-impaired loans and deposits - the fair value of fixed rate non-impaired loans and deposits and non-impaired variable rate loans and deposits with infrequent repricing or repricing limits is based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs). Fair value of loans held for sale is based on market quotes (Level 3 inputs).

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,393	$—	$2,393	$—
Mortgage-backed securities	95,086	—	94,935	151
Obligations of states and political subdivisions	58,808	—	58,808	—
Private placement and corporate bonds	3,558	—	3,558	—
Other securities	1,905	—	1,905	—
Total securities available for sale	161,750	—	161,599	151
Mortgage servicing rights	872	—	872	—
Total	$162,622	$—	$162,471	$151

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,747	$—	$2,747	$—
Mortgage-backed securities	115,714	—	115,460	254
Obligations of states and political subdivisions	59,002	—	59,002	—
Private placement and corporate bonds	3,544	—	3,544	—
Other securities	1,905	—	1,905	—
Total securities available for sale	182,912	—	182,658	254
Mortgage servicing rights	841	—	841	—
Total	$183,753	$—	$183,499	$254

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Balance, beginning of period	$215	$254
Other comprehensive gain	2	5
Principal payments	(66)	(108)
Balance, end of period	$151	$151

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,139	$—	$—	$1,139
Other real estate owned, net	4,022	—	—	4,022
Total	$5,161	$—	$—	$5,161

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,451	$—	$—	$1,451
Other real estate owned, net	4,266	—	—	4,266
Total	$5,717	$—	$—	$5,717

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from financial institutions	$31,884	$31,884	$60,189	$60,189
Federal funds sold	3,401	3,401	1,176	1,176
Securities held to maturity	25,550	26,242	25,612	26,181
Securities available for sale	161,750	161,750	182,912	182,912
Loans held for sale	1,292	1,314	1,290	1,314
Loans, net	679,064	680,155	672,306	675,481
Federal Home Loan Bank stock	4,238	4,238	4,238	4,238
Mortgage servicing rights	872	872	841	841
Other real estate owned, net	4,022	4,022	4,266	4,266
Accrued interest receivable	2,775	2,775	2,559	2,559
FINANCIAL LIABILITIES
Deposits	$758,578	$758,624	$765,542	$765,370
Federal Home Loan Bank advances	53,625	54,136	60,455	60,475
Repurchase agreements	36,639	36,639	64,869	64,869
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	—	—	1,650	1,642
Accrued interest payable	282	282	283	283

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
June 30, 2015

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

6.             Investments

INVESTMENT SECURITY ANALYSIS

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,393	$21	$—
Mortgage-backed securities	95,086	1,790	(737)
Obligations of states and political subdivisions	58,808	1,562	(169)
Private placement and corporate bonds	3,558	38	—
Other securities	1,905	—	—
Total Securities Available for Sale	$161,750	$3,411	$(906)
Securities Held to Maturity:
Mortgage-backed securities	$21,142	$592	$—
Private placement and corporate bonds	5,100	100	—
Total Securities Held to Maturity	$26,242	$692	$—
Total Investment Securities	$187,992	$4,103	$(906)

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,747	$—	$(4)
Mortgage-backed securities	115,714	2,492	(640)
Obligations of states and political subdivisions	59,002	2,027	(57)
Private placement and corporate bonds	3,544	24	—
Other securities	1,905	—	—
Total Securities Available for Sale	$182,912	$4,543	$(701)
Securities Held to Maturity:
Mortgage-backed securities	$21,131	$519	$—
Private placement and corporate bonds	5,050	50	—
Total Securities Held to Maturity	$26,181	$569	$—
Total Investment Securities	$209,093	$5,112	$(701)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

At June 30, 2015 and December 31, 2014, the mortgage-backed securities portfolios at market value were $116.2 million (61.8%) and $136.8 million (65.4%), respectively, of the investment portfolios.  Approximately 4.0%, or $4.6 million, of the mortgage-backed securities outstanding at  June 30, 2015 were issued by the Government National Mortgage Association (“GNMA”) and guaranteed by the United States Department of Veterans Affairs (“VA”) or the Federal Housing Administration (“FHA”);  agencies of the United States government.  An additional 92.0%, or $106.9 million, of the mortgage-backed securities outstanding at June 30, 2015 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies.  Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 4.0%, or $4.7 million of the outstanding mortgage-backed securities at June 30, 2015.  Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
Mortgage-backed securities	$27,736	$(248)	$15,097	$(489)	$42,833	$(737)
Obligations of states and political subdivisions	11,655	$(148)	1,054	$(21)	12,709	(169)
Total temporarily impaired	$39,391	$(396)	$16,151	$(510)	$55,542	$(906)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$—	$—	$2,747	$(4)	$2,747	$(4)
Mortgage-backed securities	2,689	(6)	30,216	(634)	32,905	(640)
Obligations of states and political subdivisions	857	(4)	2,935	(53)	3,792	(57)
Total temporarily impaired	$3,546	$(10)	$35,898	$(691)	$39,444	$(701)

At June 30, 2015, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised eight securities. The obligations of states and political subdivisions securities category with continuous unrealized losses for twelve months or more comprised three securities.

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

At both June 30, 2015 and December 31, 2014, the HTM portfolio had no unrealized losses.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

7.            Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows:

	June 30, 2015	December 31, 2014

Construction	$31,952	$40,808
Real estate-Residential	149,759	152,091
Real estate-Commercial	314,799	304,446
Commercial-Syndicated	66,433	65,429
Commercial-Other	94,287	88,045
Consumer	5,773	6,075
Tax exempt	23,500	22,964
Gross loans	686,503	679,858
Less: Deferred origination fees, net of costs	(483)	(501)
Less: Allowance for loan losses	(6,956)	(7,051)
Loans, net	$679,064	$672,306

Loans having a carrying value of $140.5 million and $142.0 million are pledged as collateral for borrowings from the FHLB at June 30, 2015 and December 31, 2014, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the six months ended June 30, 2015 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051
Charge-offs	—	(90)	(389)	—	(31)	(31)	—	—	(541)
Recoveries	10	10	196	—	24	6	—	—	246
Provision	(115)	(84)	(357)	16	(5)	35	—	710	200
Ending balance	$147	$615	$2,732	$1,063	$1,070	$64	$—	$1,265	$6,956

Loans:
Ending balance	$31,952	$149,759	$314,316	$66,433	$94,287	$5,773	$23,500	$—	$686,020
ALL	(147)	(615)	(2,732)	(1,063)	(1,070)	(64)	—	(1,265)	(6,956)
Recorded Investment	$31,805	$149,144	$311,584	$65,370	$93,217	$5,709	$23,500	$(1,265)	$679,064

Ending balance:
Individually evaluated	$—	$855	$9,716	$—	$942	$73	$—	$—	$11,586
Collectively evaluated	31,952	148,904	304,600	66,433	93,345	5,700	23,500	—	674,434
Total	$31,952	$149,759	$314,316	$66,433	$94,287	$5,773	$23,500	$—	$686,020

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2014 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$218	$445	$64	$—	$755	$7,658
Charge-offs	(162)	(88)	(656)	(178)	(116)	(83)	—	—	(1,283)
Recoveries	56	126	439	—	37	18	—	—	676
Provision	(14)	(632)	(932)	1,007	716	55	—	(200)	—
Ending balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051

Loans:
Ending balance	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357
ALL	(252)	(779)	(3,282)	(1,047)	(1,082)	(54)	—	(555)	(7,051)
Recorded Investment	$40,556	$151,312	$300,663	$64,382	$86,963	$6,021	$22,964	$(555)	$672,306

Ending Balance:
Individually evaluated	$—	$849	$12,101	$—	$848	$13	$—	$—	$13,811
Collectively evaluated	40,808	151,242	291,844	65,429	87,197	6,062	22,964	—	665,546
Total	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

A summary of past due loans at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$90	$—	$90
Real estate – Residential	673	855	1,528
Real estate – Commercial	1,691	2,900	4,591
Commercial-Syndicated	—	—	—
Commercial-Other	1	942	943
Consumer	5	73	78
Tax exempt	—	—	—
Total	$2,460	$4,770	$7,230

	December 31, 2014
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$—	$—	$—
Real estate – Residential	313	849	1,162
Real estate – Commercial	996	3,461	4,457
Commercial-Syndicated	—	—	—
Commercial-Other	11	832	843
Consumer	35	13	48
Tax exempt	—	—	—
Total	$1,355	$5,155	$6,510

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

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

Below is a breakdown of loans by risk grading as of June 30, 2015:

	0001-0005	0006A	0006B	0007(1)	Total

Commercial-Syndicated	$59,225	$4,388	$—	$2,820	$66,433
Commercial-Other	89,256	3,232	727	1,072	94,287
Real estate – Commercial	271,191	24,181	5,451	13,976	314,799
Construction	30,547	1,216	—	189	31,952
	450,219	33,017	6,178	18,057	507,471
Real estate - Residential	146,504	1,469	201	1,585	149,759
Consumer	5,700	—	—	73	5,773
Tax exempt	22,586	914	—	—	23,500
Total	$625,009	$35,400	$6,379	$19,715	686,503
Deferred origination fees, net of costs					(483)
Total loans					$686,020
Percent of Total Loans	91.0%	5.2%	0.9%	2.9%	100.0%

(1)
Included in the 0007 risk grading are $8.1 million of loans that are evaluated but not considered impaired because, in the event of default, no loss is expected, therefore they are included in loans that are collectively evaluated for the general AFLL allocation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

Below is a breakdown of loss by risk grading as of December 31, 2014:

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

Loan balances with a risk grading of 0005 or better were $625.0 million as of June 30, 2015, representing 91.0% of the total loan portfolio, versus $613.5 million as of December 31, 2014, representing 90.2% of the total loan portfolio.

Loan balances with a risk grading of 0006A decreased by $3.1 million since December 31, 2014. The decrease resulted from a $3.6 million loan balance being downgraded to risk category 0007. Additionally, $2.2 million of loan payments and payoffs were received. These reductions were offset in part by $0.8 million of loan balances upgraded from risk categories 0006B and 0007 and $1.9 million of credits downgraded from categories 0001-0005.

Loan balances with a risk grading of 0006B have decreased by $1.7 million since December 31, 2014. The decrease resulted primarily from $0.8 million of payments and payoffs received, and $1.0 million of loan balances upgraded to risk category 0006A, offset in part by $0.1 million of loans downgraded from risk grading 0001-0005. The net movement in troubled assets from risk category 0006B to 0006A continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

Loan balances with risk grading of 0007 decreased $0.1 million from December 31, 2014. This decrease resulted froma $3.6 million loan balance downgraded from risk category 0006A. Subsequent to the downgrade from category 0006A, the underlying collateral was sold and the $3.4 million sale proceeds were applied to the loan. Collection is being sought for the remaining $0.2 million outstanding balance from personal guarantees. Additionally, $2.6 million of payments and payoffs were received during the first six months of 2015. Offsetting these reductions are $3.6 million of loan balances downgraded; $3.4 million from categories 0001-0005 and $0.2 million from categories 0006A and 0006B. Included in the downgrades from categories 0001-0005 is a syndicated loan in the amount of $2.8 million.

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
June 30, 2015
(Dollar amounts in thousands)

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

Information regarding impaired loans as of June 30, 2015 is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

June 30, 2015	Construction	Real Estate- Residential	Real Estate - Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$35	$1,056	$—	$—	$48	$—	$—	$1,139
Unpaid principal balance	—	44	1,460	—	624	62	—	—	2,190
Related Allowance	—	9	404	—	624	14	—	—	1,051
With no related allowance recorded:
Recorded investment	$—	$811	$8,256	$—	$318	$11	$—	$—	$9,396
Unpaid principal balance	—	811	8,256	—	318	11	—	—	9,396
Related Allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$846	$9,312	$—	$318	$59	$—	$—	$10,535
Unpaid principal balance	—	855	9,716	—	942	73	—	—	11,586
Related allowance	—	9	404	—	624	14	—	—	1,051
Average recorded investment during quarter	$—	$870	$9,996	$—	$386	$76	$—	$—	$11,328
Interest income recognized while impaired during the period	$—	$3	$73	$—	$1	$—	$—	$—	$76

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

Information regarding impaired loans as of December 31, 2014 is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$83	$1,367	$—	$—	$1	$—	$—	$1,451
Unpaid principal balance	—	168	2,008	—	634	2	—	—	2,812
Related allowance	—	85	641	—	634	1	—	—	1,361
With no related allowance recorded:
Recorded investment	$—	$681	$10,093	$—	$214	$11	$—	$—	$10,999
Unpaid principal balance	—	681	10,093	—	214	11	—	—	10,999
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$764	$11,460	$—	$214	$12	$—	$—	$12,450
Unpaid principal balance	—	849	12,101	—	848	13	—	—	13,811
Related allowance	—	85	641	—	634	1	—	—	1,361
Average recorded investment during quarter	$408	$532	$13,031	$—	$228	$3	$—	$—	$14,202
Interest income recognized while impaired during the period	$—	$5	$351	$—	$—	$—	$—	$—	$356

Management regularly monitors impaired loan relationships.  In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows:

NONPERFORMING LOANS

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Nonaccrual loans	$4,708	$5,731	$5,155	$5,647	$6,794
Loans restructured in a troubled debt restructuring, nonaccrual	62	—	—	256	256
Total nonperforming loans (“NPLs”)	$4,770	$5,731	$5,155	$5,903	$7,050

Restructured loans, accruing	$6,816	$6,907	$8,656	$8,656	$8,472

During the quarter ended June 30, 2015, $0.3 million of additional loan balances became nonaccrual, of which $0.1 million related to a single relationship. This increase was offset by $0.9 million of payments received during the second quarter of 2015, $0.1 million in loans brought current, and $0.2 million of nonaccrual loan balances charged off. One nonaccrual loan was transferred to other real estate owned during the second quarter of 2015, totaling less than $0.1 million.

During the quarter ended June 30, 2015, one restructured loan of $0.1 million was changed to nonaccrual status. This loan was restructured during the quarter ended March 31, 2015, but had continued to accrue interest under its restructured terms. No loans were restructured during the second quarter of 2015.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

9.           Other Real Estate Owned, Net

Other real estate owned is summarized as follows:

	For the six months ended June 30,
	2015	2014

Beginning balance	$5,093	$8,566
Transfer of net realizable value to other real estate owned	45	75
Sale proceeds	(196)	(1,162)
Net gain from disposal of other real estate owned	6	43
Valuation allowance related to properties disposed	(152)	(646)
Total other real estate owned	4,796	6,876
Valuation allowance for losses	(774)	(1,823)
Total other real estate owned, net	$4,022	$5,053

Changes in the valuation allowance for losses on total other real estate owned were as follows:

	For the six months ended June 30,
	2015	2014

Beginning balance	$827	$2,268
Provision charged to operations	99	201
Amounts related to properties disposed	(152)	(646)
Balance at end of period	$774	$1,823

The foreclosure process commences on consumer real estate loans when a borrower becomes 120 or greater days delinquent in accordance with Consumer Finance Protection Bureau suggested guidelines.  Foreclosure procedures and timelines may vary depending on a variety of factors, including where the property resides.  At both June 30, 2015 and December 31, 2014, the recorded investment in consumer mortgage loans that were in the process of foreclosure was $0.3 million.  Additionally, $0.2 million at June 30, 2015 and $0.3 million at December 31, 2014 of loans serviced for and guaranteed by FHLMC were in the process of foreclosure. Although these loans continue to be serviced by the Bank, these loans are sold to FHLMC once originated and therefore, no balances are included in the Company’s balance sheet.

Consumer mortgage properties are derecognized as mortgage loans and classified as Other Real Estate Owned when the Bank has control of the property, regardless of whether legal title has been transferred in the completed foreclosure process.  At both June 30, 2015 and December 31, 2014, titles relating to all of the consumer mortgage loan properties classified as Other Real Estate Owned had been transferred to the Company.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands, except per share data)

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary.  If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established.  Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences.  Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.  The evaluation is based on current tax laws as well as management’s expectations of future performance.  At June 30, 2015 and December 31, 2014, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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

11.         Equity Investment

The Bank owns a 99.2% interest (500 shares) in United Financial Services, Incorporated (“UFS, Inc.”), a data processing company. During the third quarter of 2014, a tax strategy reorganization of UFS, Inc. was launched with the intent of providing a more favorable tax structure to UFS, Inc. and its shareholders, including the Bank.  This transaction was completed in the fourth quarter of 2014.  As part of this reorganization, UFS, LLC was formed.  Collectively, UFS, Inc. and UFS, LLC are referred to as the “UFS.” UFS, Inc. owns a 50.2% profits interest in UFS, LLC.  Under the new structure, the Bank owns a 49.8% indirect profits interest in UFS, LLC through its 99.2% ownership of UFS, Inc. As part of the transaction, the Bank paid $0.7 million to UFS, LLC’s other 49.8% shareholder during the fourth quarter of 2014 as reimbursement from the disproportionate share of tax obligations borne by that shareholder resulting from the overall restructuring transaction. Approximately $0.1 million of that reimbursement was returned to the Bank in the first quarter of 2015 due to a revision of the amount calculated. The transaction was settled during the second quarter of 2015 with the Bank making a $0.2 million additional reimbursement to the other shareholder as the tax calculations for the transaction were finalized.

In addition to the ownership interest, the Bank and UFS, Inc. have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment in UFS. As dividends are received from UFS, Inc. the Bank’s investment is reduced. The carrying value of the Bank’s investment in UFS, Inc. was $4.9 million at June 30, 2015 and $4.6 million at December 31, 2014.  The book value of UFS, Inc. was approximately $9,893 per share and $9,279 per share at June 30, 2015 and December 31, 2014, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

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

Changes in the carrying value of MSRs are as follows:

MORTGAGE SERVICING RIGHTS

	For the three months ended June 30, 2015		For the six months ended June 30, 2014
	2015	2014	2015	2014
Balance at beginning of period	$845	$906	$841	$967
Additions from loans sold with servicing retained	34	15	54	31
Loan payments and payoffs	(25)	(25)	(43)	(45)
Changes in valuation	18	(32)	20	(89)
Fair value of MSRs at the end of period	$872	$864	$872	$864

Unpaid principal balance of loans serviced for others was $124.7 million and $123.4 million at June 30, 2015 and June 30, 2014, respectively.

13.         Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.5 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrued interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest was payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes were convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”).  Prior to the fifth anniversary of issuance, each holder of the Convertible Notes could convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. Beginning on July 1, 2014, the Company was entitled to redeem the notes in whole or in part.  A notice of redemption superseded and took priority over any notice of conversion.   On October 1, 2014, one-half of the original principal amounts were mandatorily convertible into common stock at the Conversion Ratio if voluntary conversion had not occurred. The principal amount of any Convertible Notes that were not converted was payable at maturity on June 30, 2017.

Beginning January 1, 2014, the Company began redeeming Convertible Notes at the investors’ option under the terms described in the preceding paragraph.  In 2014, $6.1 million of Convertible Notes converted into 1,220,000 shares of the Company’s common stock under this option.  On October 1, 2014, an additional $1.7 million of Convertible Notes was converted into 330,000 shares of the Company’s common stock under the mandatory conversion provision of the Convertible Notes.  During the first quarter of 2015, $0.6 million of Convertible Notes were converted into 115,000 shares of the Company’s common stock at the option of the holder.  On April 1, 2015, the remaining $1.1 million of Convertible Notes were converted in full under the voluntary conversion provisions into 215,000 shares of the Company’s Common Stock, resulting in no remaining outstanding Convertible Notes at June 30, 2015.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

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

Changes in TDRs for the six months ended June 30, 2015 are as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Total
Accruing
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(32)	—	—	—	—	(32)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	62	—	62
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to nonaccrual	—	—	—	—	—	(62)	—	(62)
June 30, 2015	$—	$—	$6,816	$—	$—	$—	$—	$6,816
Nonaccrual
January 1, 2015	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	62	—	62
June 30, 2015	$—	$—	$—	$—	$—	$62	$—	$62
Totals
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(32)	—	—	—	—	(32)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	62	—	62
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to other real estate owned	—	—	—	—	—	—	—	—
June 30, 2015	$—	$—	$6,816	$—	$—	$62	$—	$6,878

During the first quarter of 2015, one loan totaling $0.1 million was restructured and was subsequently transferred to nonaccrual status during the quarter ended June 30, 2015. Also during the six months ended June 30, 2015, $1.8 million of accruing restructured loans were removed from restructured status due to compliance with their restructured terms for at least six months.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Dollar amounts in thousands)

A summary of troubled debt restructurings as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – Residential	—	—	—	—
Real estate – Commercial	8	6,816	9	8,640
Commercial-Syndicated	—	—	—	—
Commercial-Other	—	—	1	16
Consumer	1	62	—	—
Tax exempt	—	—	—	—
Total	9	$6,878	10	$8,656

A summary of troubled debt restructurings as of June 30, 2015 by restructure type is as follows:

	Accruing	Nonaccruing	Total

Payment schedule changes	$6,550	$62	$6,612
Interest rate reduction	266	—	266
Total	$6,816	$62	$6,878

15.         Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

	June 30, 2015	December 31, 2014

Commitments to fund unused home equity line loans	$60,122	$59,163
Commitments to fund 1-4 family loans	3,872	2,606
Commitments to fund residential real estate construction loans	4,371	3,014
Commitments unused on commercial lines of credit loans	181,914	154,405
Commitments unused on consumer lines of credit loans	9,624	9,333
Total commitments to extend credit	$259,903	$228,521
Financial standby letters of credit	$40,078	$9,757

The increase in financial standby letters of credit during the first six months of 2015 resulted from origination of a standby letter of credit with the FHLB on behalf of a municipal customer as collateral for their interest bearing deposit balances. This fluctuating balance financial standby letter of credit (“LOC”) through the FHLB Public Link Deposit program is supported by loan and/or investment security collateral as an alternative to directly pledging of investment securities to specific customers. Under the agreement with this customer, the amount of the LOC may increase or decrease quarterly with a maximum limit between $20.0 million to $40.0 million, depending on the time of year. At June 30, 2015, this LOC was $30 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. (“we,” “us” or “our”) is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. We have two wholly- owned subsidiaries: Admiral Asset Management, LLC (“Admiral”) and Baylake Bank (the “Bank”). Admiral was formed in the fourth quarter of 2013 as a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. The Bank is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services, as well as a full range of trust, investment and treasury management services to its business, retail and municipal customers. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2015 and December 31, 2014 and our consolidated results of operations for the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Acquisition Agreement

On May 8, 2015, we announced the signing of a definitive agreement to acquire NEW Bancshares, Inc. (“NEW”) in a cash and stock transaction. NEW, headquartered in Kewaunee, Wisconsin, is the parent company of Union State Bank (“Union”), which operates four locations in northeast Wisconsin. At June 30, 2015, Union had approximately $85.8 million in total assets, $49.3 million in loans, and $74.61 million in deposits.

Under the terms of the agreement, we will pay approximately $9.7 million in total consideration in the merger, subject to adjustment as described in the merger agreement, approximately 60% of which will be paid in cash and 40% in our common stock. In order to complete the acquisition transaction as structured, we may borrow up to $6.0 million with an anticipated final maturity of ten years.  The transaction is subject to regulatory and NEW shareholder approval as well as certain closing conditions. The transaction is expected to be completed in the fourth quarter of 2015.

Branch Closure

In January 2015, we announced our intention to close one of our branches in Brown County. This closure was consummated in April 2015, however, the property is being retained for use in future bank operations.

Land Held for Sale

In April 2015, we accepted an offer to sell a vacant real estate property we own located in Neenah, Wisconsin. The property is reflected in our Consolidated Balance Sheet as Premises and Equipment held for sale in the amount of $0.8 million. This transaction is expected to be completed no later than September 1, 2015, pending satisfaction of conditions in the offer,and is expected to result in a gain on sale of $0.1 million.

Branch Facilities

In June 2015, we entered into an agreement to purchase, subject to conditions of the agreement, a building and the accompanying real estate in Sister Bay, Wisconsin in the amount of $1.1 million. The transaction is expected to be completed no later than the fourth quarter of 2015. The property, post renovation, is intended to be utilized as the new location for our branch currently located in Sister Bay.

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

Goodwill:  Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition.  Goodwill is not amortized, but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For Goodwill valuation purposes, the Goodwill of our organization is collectively evaluated as one segment. The operations are managed and financial performance is evaluated on a company wide basis. All of the financial service operations are considered by management to be aggregated in the reportable operating segment. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill.  During 2014, we, with the assistance of a third party valuation firm, determined an estimated cash fair value of our common stock.  Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value.  Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized.  If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss.  Based on the valuation obtained as of September 30, 2014, our most recent annual valuation exceeded our carrying value by a range of 51% to 61%.

As of June 30, 2015 the total balance of goodwill held on our balance sheet was $7.2 million. As of June 30, 2015, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2015 and 2014.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income, as reported	$2,382	$2,159	$4,589	$4,224
Earnings per share-basic, as reported	$0.26	$0.27	$0.50	$0.54
Earnings per share-diluted, as reported	$0.25	$0.24	$0.49	$0.47
Cash dividends declared per share	$0.08	$0.07	$0.16	$0.14

Return on average assets	0.98%	0.88%	0.94%	0.88%
Return on average equity	8.78%	9.00%	8.59%	8.94%
Efficiency ratio (1)	67.59%	69.86%	67.97%	70.15%
Efficiency ratio (non-GAAP)-tax equivalent (1)	65.04%	68.72%	66.39%	68.87%

Efficiency Ratio: GAAP to Non-GAAP reconciliation (1)
Non-interest Expense	$7,247	$6,994	$14,325	$13,762
Less: significant, nonrecurring expenses	163 (2)	—	163 (2)	—
Non-interest Expense (non-GAAP)	$7,084	$6,994	$14,162	$13,762

Net-interest Income	$8,155	$7,846	$16,117	$15,436
Plus: Tax equivalent adjustment relating to tax exempt loans and investments	248	263	508	530
Net-interest income (non-GAAP) – tax equivalent	$8,403	$8,109	$16,625	$15,966

Non-interest Income	$2,567	$2,166	$4,958	$4,182
Less: net securities gains	78	92	252	161
Less: net gains relating to disposal of fixed assets	—	5	—	5
Non-interest income (non-GAAP)	$2,489	$2,069	$4,706	$4,016

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

(2)
The non-deductible payment of $0.2 million to the other member of UFS, LLC pursuant to an agreement between the Bank and the other member relating to the Bank’s pro rata share of the tax liability resulting from a reorganization transaction involving UFS that occurred in the fourth quarter of 2014, but was not settled until the second quarter of 2015 is not considered to be usual or recurring due to its nature.

Net income of $2.4 million for the three months ended June 30, 2015 increased from net income of $2.2 million for the comparable period in 2014. Net interest income before provision for loan losses was $8.2 million for the three months ended June 30, 2015 and $7.8 million for the comparable period last year. The increase resulted from a $0.3 million reduction in interest expense, as well as a $0.1 million increase in interest income.  No PFLL was charged to operations for either the three months ended June 30, 2015 or of the same period of 2014.  Noninterest income increased $0.4 million (18.5%) to $2.6 million for the three months ended June 30, 2015 compared to $2.2 million for the same period of 2014.  The increase resulted primarily from a $0.2 million increase in gain on sale of loans and a $0.1 million increase in each of service charges on deposit accounts, income in equity of UFS and fees from fiduciary services.  Noninterest expense increased $0.2 million (3.6%) to $7.2 million for the second quarter of 2015 compared to $7.0 million for the second quarter of 2014.  This increase resulted primarily from the non-deductible payment of $0.2 million to the other member of UFS, LLC pursuant to an agreement between the Bank and the other member relating to the Bank’s pro rata share of the tax liability resulting from a reorganization transaction involving UFS that occurred in the fourth quarter of 2014, but was not settled until the second quarter of 2015. Additionally, legal and professional costs increased $0.1 million for the second quarter of 2015 compared to the same quarter of 2014, related to the pending acquisition of NEW announced in May of 2015. Finally, $0.1 million of costs were incurred in the second quarter of 2015 related to a branding and business development process launched in the fourth quarter of 2014.

Net income of $4.6 million for the six months ended June 30, 2015 increased from net income of $4.2 million for the comparable period in 2014. Net interest income before provision for loan losses was $16.1 million for the six months ended June 30, 2015 and $15.4 million for the comparable period last year. The increase resulted from a $0.2 million increase in interest income as well as a $0.5 million reduction in interest expense.  A PFLL of $0.2 million was charged to operations for the six months ended June 30, 2015 compared to no PFLL recorded during the comparable period of 2014.  Noninterest income increased $0.8 million (18.6%) to $5.0 million for the six months of 2015 versus $4.2 million for the comparable period of 2014.  The increase resulted primarily from $0.2 million increase in gain on sale of loans, and a $0.2 million increase in service charges on deposit accounts, as well as a $0.1 million increase in each of gains from sale of securities, net change in valuation of mortgage servicing rights, income in equity of UFS, and fees from fiduciary services. Noninterest expense increased $0.5 million (4.1%) to $14.3 million for the six months ended June 30, 2015 compared to $13.8 million for the comparable period 2014.  This increase resulted primarily due to costs recorded during the first quarter of 2015 related to the departure of one of our senior executive officers, the addition of key personnel in the commercial banking and wealth management areas, the non-deductible payment of $0.2 million under the agreement with the other member of UFS in settlement of the UFS reorganization, increased legal and professional costs relating to the pending NEW acquisition and costs associated with the branding initiative begun in the fourth quarter of 2014.

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

Net interest income on a tax-equivalent basis was $8.4 million for the three months ended June 30, 2015, compared to $8.1 million for the same period in 2014. Average earning assets decreased $2.7 million (0.3%) to $893.6 million for the second quarter of 2015 compared to $896.3 million for the quarter ended June 30, 2014. An increase of $47.0 million (7.4%) in average loans was offset by decreases of $37.3 million (19.8%) in average taxable securities, $11.9 million (39.5%) in federal funds sold and interest-bearing due from financial institutions balances, and $0.5 million (1.2%) in average tax exempt securities.  However, the yield on average earning assets for the quarter ended June 30, 2015 increased 3 bps to 4.08% compared to 4.05% for the same period in 2014 due to the average yield on taxable securities increasing 47 bps to 3.12% for the second quarter of 2015 from 2.65% for the same period in 2014, offset in part by a decrease in the yield on tax exempt securities of 44 bps to 4.56% for the second quarter of 2015 from 5.00% for the same period in 2014, and a decrease in yield of loans of 22 bps to 4.36% during the second quarter of 2015 compared 4.58% for the same period in 2014. The increase in yield on the taxable securities resulted from receipt of prepayment penalties due to prepayment of loans collateralizing a commercial mortgage-backed security. We have continued to focus on prudent loan growth during the second quarter of 2015 in an effort to utilize low cost funding available through liquid cash balances, primarily increased customer demand deposits and repurchase agreements.

Average interest-bearing liabilities for the three months ended June 30, 2015 decreased to $711.2 million from $750.2 million for the same period in 2014, offset by an increase of noninterest-bearing demand deposits from $125.1 million for the three months ended June 30, 2014 to $148.2 million for the three months ended June 30, 2015. The decrease in interest-bearing liabilities is primarily due to use of available deposit balances and due from financial institutions balance to facilitate a reduction of average FHLB advances of $40.6 million (43.4%).  Additionally, average interest-bearing liabilities decreased due to the conversion of the remaining Convertible Notes during the second quarter of 2015.

The cost of average interest-bearing liabilities for the three months ended June 30, 2015 declined 12 bps to 0.39% from 0.51% for the same quarter of 2014. The reductions in the cost of interest-bearing liabilities resulted primarily from a reduction of interest costs associated with repurchase agreements and certificates of deposits as higher cost term deposits matured into the lower cost products.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities.  Interest rate spread increased to 3.69% for the second quarter of 2015 from 3.54% for the second quarter of 2014, resulting from the 3 bp increase in the yield on interest-earning assets, and the 12 bp decrease in the cost of interest-bearing liabilities.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2015 was 3.77% compared to 3.63% for the same period in 2014.

Net interest income on a tax-equivalent basis was $16.6 million for the six months ended June 30, 2015, compared to $16.0 million for the same period in 2014. The increase for the six months of 2015 resulted primarily from a $0.1 million increase in interest income on interest-earning assets and a $0.5 million decrease in interest expense on interest-bearing liabilities compared to the same period in 2014. Average earning assets increased $18.1 million (2.1%) to $901.7 million for the six months ended June 30, 2015 compared to $883.5 million for the comparable six month period of 2014. An increase of $48.6 million (7.7%) in average loans was partially offset by a decrease of $30.2 million (16.1%) in average taxable securities and a decrease of $0.2 million (0.5%) in tax exempt securities. The yield on average earning assets for the six months ended June 30, 2015 decreased 4 bps to 4.02% compared to 4.06% for the same period in 2014 due to the average yield on loans declining 20 bps to 4.35% from 4.55% for the same period in 2014, and a decrease in the yield on tax exempt securities of 27 bps to 4.73% for the first six months of 2015 from 5.00% for the same period in 2014. This was offset in part by an increase in yield on taxable securities during the first six months of 2015 of 25 bps to 2.92% compared to 2.67% in the first six months of 2014. We have continued to focus on prudent loan growth during the second quarter of 2015 in an effort to utilize low cost funding available through liquid cash balances, primarily increased customer demand deposits and repurchase agreements.

Average interest-bearing liabilities for the six months ended June 30, 2015 decreased to $722.7 million from $741.4 million for the same period in 2014, offset by an increase of noninterest-bearing demand deposits to $145.5 million for the six months ended June 30, 2015 from $122.6 million for the comparable six month period in 2014.

The cost of average interest-bearing liabilities for the six months ended June 30, 2015 declined 12 bps to 0.38% from 0.50% for the same period of 2014. The reductions in the cost of interest-bearing liabilities resulted primarily from a reduction of interest costs associated with repurchase agreements and non-core money market deposits.

Interest rate spread increased to 3.64% for the first six months of 2015 from 3.56% for the same period in 2014, resulting from the 4 bp decrease in the yield on interest-earning assets, offset by the 12 bp decrease in the cost of interest-bearing liabilities.

Net interest margin for the six months ended June 30, 2015 was 3.71% compared to 3.64% for the same period in 2014.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$679,519	$7,391	4.36%	$632,472	$7,229	4.58%
Taxable securities	151,352	1,181	3.12%	188,650	1,249	2.65%
Tax exempt securities (1)	44,405	507	4.56%	44,934	561	5.00%
Federal funds sold and interest-bearing due from financial institutions	18,316	11	0.24%	30,250	19	0.25%
Total interest-earning assets	893,592	9,090	4.08%	896,306	9,058	4.05%
Noninterest earning assets	81,799			82,558
Total assets	$975,391			$978,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$601,226	327	0.22%	$593,265	406	0.27%
Federal funds purchased	32	—	0.63%	—	—	—%
Customer repurchase agreements	40,730	12	0.12%	38,903	24	0.24%
Federal Home Loan Bank advances	53,081	281	2.12%	93,716	241	1.03%
Convertible promissory notes	—	—	—%	8,175	213	10.44%
Subordinated debentures	16,100	66	1.62%	16,100	64	1.58%
Total interest-bearing liabilities	711,169	686	0.39%	750,159	948	0.51%
Demand deposits	148,154			125,057
Accrued expenses and other liabilities	7,235			7,425
Stockholders’ equity	108,833			96,223
Total liabilities and stockholders’ equity	$975,391			$978,864
Net interest income		$8,404			$8,110
Interest rate spread (3)			3.69%			3.54%
Net interest margin (4)			3.77%			3.63%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$677,143	$14,610	4.35%	$628,527	$14,182	4.55%
Taxable securities	157,070	2,295	2.92%	187,280	2,499	2.67%
Tax exempt securities (1)	44,790	1,060	4.73%	45,034	1,126	5.00%
Federal funds sold and interest-bearing due from financial institutions	22,654	28	0.25%	22,693	29	0.26%
Total interest-earning assets	901,657	17,993	4.02%	883,534	17,836	4.06%
Noninterest earning assets	81,643			83,288
Total assets	$983,300			$966,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$605,988	675	0.22%	$598,602	827	0.28%
Federal funds purchased	44	—	1.14%	159	1	0.67%
Customer repurchase agreements	47,593	37	0.16%	41,643	50	0.24%
Federal Home Loan Bank advances	52,451	497	1.91%	76,224	414	1.10%
Convertible promissory notes	538	27	10.00%	8,685	452	10.41%
Subordinated debentures	16,100	131	1.62%	16,100	129	1.59%
Total interest-bearing liabilities	722,714	1,367	0.38%	741,413	1,873	0.50%
Demand deposits	145,507			122,646
Accrued expenses and other liabilities	7,300			7,439
Stockholders’ equity	107,779			95,324
Total liabilities and stockholders’ equity	$983,300			$966,822
Net interest income		$16,626			$15,963
Interest rate spread (3)			3.64%			3.56%
Net interest margin (4)			3.71%			3.64%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$522	$(360)	$162
Taxable securities	(257)	189	(68)
Tax exempt securities	(7)	(47)	(54)
Federal funds sold and interest-bearing due from financial institutions	(6)	(2)	(8)
Total interest-earning assets	$252	$(220)	$32

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(24)	$(55)	$(79)
Customer repurchase agreements and federal funds purchased	1	(13)	(12)
FHLB advances	(138)	178	40
Convertible promissory notes	(107)	(106)	(213)
Subordinated debentures	—	2	2
Total interest-bearing liabilities	$(268)	$6	$(262)
Net interest income	$520	$(226)	$294

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets.  This ratio was 91.6% for the three months ended June 30, 2015 unchanged from the three months ended June 30, 2014.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$1,069	$(641)	$428
Taxable securities	(384)	180	(204)
Tax exempt securities	(6)	(60)	(66)
Federal funds sold and interest-bearing due from financial institutions	—	(1)	(1)
Total interest-earning assets	$679	$(522)	$157

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(44)	$(108)	$(152)
Customer repurchase agreements and federal funds purchased	6	(20)	(14)
FHLB advances	(158)	241	83
Convertible promissory notes	(408)	(17)	(425)
Subordinated debentures	—	2	2
Total interest-bearing liabilities	$(604)	$98	$(506)
Net interest income	$1,283	$(620)	$663

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets for the six months ended June 30, 2015 was 91.7%, increased from 91.4% for the same period in 2014.

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

No PFLL was recorded for the three months ended June 30, 2015 and 2014. No new loans were identified as being impaired during the second quarter of 2015. There were no net loan charge-offs for the three months ended June 30, 2015 and 2014.

A PFLL of $0.2 million was recorded for the six months ended June 30, 2015 compared to no PFLL recorded in the same period of 2014.  Net loan charge-offs for the six months ended June 30, 2015 and 2014 were $0.3 million and $0.2 million, respectively.  Net annualized charge-offs to average loans was 0.09% for the six months ended June 30, 2015 compared to 0.07% for the same period in 2014. For the six months ended June 30, 2015, nonperforming loans decreased by $0.4 million (7.5%) to $4.8 million from $5.2 million at December 31, 2014. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans. On an ongoing basis, we continue to monitor the level of risk inherent in our loan portfolio in relationship to the return we receive on these loans to achieve an appropriate balance between the two and modify our underwriting expectations as appropriate.

Our management believes that the ALL at June 30, 2015 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and six month periods ended June 30, 2015 and 2014, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2015	June 30, 2014	% Change	June 30, 2015	June 30, 2014	% Change
Fees from fiduciary services	$314	$252	24.6%	$597	$504	18.5%
Fees from loan servicing	142	138	2.9%	295	300	(1.7)%
Charges for other services to customers	813	718	13.2%	1,536	1,349	13.9%
Other fee income	153	149	2.7%	310	315	(1.6)%
Financial services income	268	252	6.3%	540	518	4.2%
Net gains on sales of loans	280	126	122.2%	484	253	91.3%
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(7)	(57)	87.7%	(23)	(134)	82.8%
Net gains from sale of securities	78	92	(15.2)%	252	161	56.5%
Gains from sale of fixed assets	—	5	(100.0)%	—	5	(100.0)%
Increase in cash surrender value of life insurance	94	124	(24.2)%	185	202	(8.4)%
Equity in income of UFS subsidiary	369	288	28.1%	687	582	18.0%
Other income	63	79	(20.3)%	95	127	(25.2)%
Total Noninterest Income	$2,567	$2,166	18.5%	$4,958	$4,182	18.6%

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts and other fee income.

Noninterest income increased $0.4 million for the three months ended June 30, 2015 versus the comparable period in 2014. Net gains on sales of loans increased $0.2 million (122.2%), net change in valuation of mortgage servicing rights improved $0.1 million (87.7%), fees from fiduciary services increased $0.1 million (24.6%) and service charges on deposit accounts increased $0.1 million (13.2%).

Noninterest income increased $0.8 million for the six months ended June 30, 2015 versus the comparable period in 2014. Net gains from the sale of loans increased $0.2 million (91.3%), gains on sale of securities increased $0.1 million (56.5%), fees from fiduciary services increased $0.1 million (18.5% and financial services income increased $0.2 (91.3%).  In addition, net changes in the valuation of mortgage servicing rights resulted in a $0.1 million lower reduction in total noninterest income for the six months ended June 30, 2015 versus the comparable period last year.  The increase in fees from fiduciary services and financial services is a result of a focus to expand our market in these product lines.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and six months ended June 30, 2015 and 2014.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2015	June 30, 2014	% Change	June 30, 2015	June 30, 2014	% Change

Salaries and employee benefits	$4,315	$4,389	(1.7)%	$8,660	$8,456	2.4%
Occupancy	550	514	7.0%	1,117	1,074	4.0%
Equipment	332	341	(2.6)%	681	654	4.1%
Data processing and courier	232	195	19.0%	463	403	14.9%
Operation of other real estate owned	152	141	7.8%	239	307	(22.1)%
Business development and advertising	250	171	46.2%	415	309	34.3%
Charitable contributions	25	14	78.6%	62	29	113.8%
Stationery and supplies	113	147	(23.1)%	183	252	(27.4)%
Director fees	98	97	1.0%	192	196	(2.0)%
FDIC insurance	151	151	—%	297	300	(1.0)%
Audit and legal	233	152	53.3%	418	329	27.1%
Loan and collection	21	18	16.7%	34	37	(8.1)%
Other outside services	279	291	(4.1)%	603	626	(3.7)%
Other operating expenses	496	373	33.0%	961	790	21.6%
Total Noninterest Expense	$7,247	$6,994	3.6%	$14,325	$13,762	4.1%

Total noninterest expense increased by $0.2 million to $7.2 million for the three months ended June 30, 2015 compared to $7.0 million for the same period ended June 30, 2014.  The noninterest expense to average assets ratio was 3.0% for the three months ended June 30, 2015, increased slightly from 2.9% for the same period in 2014.

Total noninterest expense increase by $0.5 million to $14.3 million for the six months ended June 30, 2015 compared to $13.8 million for the same period ended June 30, 2014.  The noninterest expense to average assets ratio was 2.9% for the six months ended June 30, 2015, unchanged from the same period in 2014.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was 1.9% for the three months ended June 30, 2015 improved slightly from 2.0% for three months ended June 30, 2014. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, land held for sale, and the payment made in conjunction with the UFS reorganization transaction). The efficiency ratio improved from 69.9% (68.7% non-GAAP, tax equivalent) for the quarter ended June 30, 2014 to 67.6% (65.0% non-GAAP, tax equivalent) for the quarter ended June 30, 2015, and from 70.2% (68.9% non-GAAP, tax equivalent) for the six months ended June 30, 2014 to 68.0% (66.4% non-GAAP, tax equivalent) for the six months ended June 30, 2015. A lower efficiency ratio represents a more efficient operation.

Salaries and employee benefits were $8.7 million for the six months ended June 30, 2015, compared to $8.5 million for the six months ended June 30, 2014.  Although the number of full-time equivalent employees decreased from 258 at June 30, 2014 to 251 at June 30, 2015, investment in additional, more highly compensated personnel in key areas of the Bank occurred during the first quarter of 2015.  Additionally, $0.2 million of salary and benefits costs were recorded in the first quarter of 2015 related to the departure of one of our senior executive officers.  Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2015 salary expense is $0.3 million of expense related to our long-term equity incentive plan and $0.2 million related to our performance-based incentive program.

Audit and legal expenses and business development expenses both increased $0.1 million for the six months ended June 30, 2015 compared to the same period of 2014.  The increase in audit and legal resulted primarily from costs incurred relating to the pending acquisition of NEW.  During the fourth quarter of 2014, a branding initiative was begun, resulting in increased business development and advertising cost in the first six months of 2015 compared to the same period in 2014.  Other operating expenses in the six months ended June 30, 2015 included $0.2 million relating to the non-deductible reimbursement paid to the other member of UFS LLC that was not incurred in the same period of 2014.

Income Taxes:

We recorded an income tax expense of $1.1 million for the three months ended June 30, 2015 versus an expense of $0.9 million for the same period in 2014. The increase in tax expense is primarily attributable to a year-over-year increase in pre-tax income for the second quarter of 2015 versus the comparable period of 2014. The effective tax rate for the three months ended June 30, 2015 increased slightly to 31.5% from 28.5% for the same period in 2014. The increased effective tax rate is impacted, in part, by the non-deductibility of the $0.2 million payment made during the second quarter of 2015 relating to the UFS reorganization transaction.

Income tax expense recorded for the six months ended June 30, 2015 was $2.0 million compared to $1.6 million for the same period in 2014. The increase in tax expense is primarily attributable to an increase in pre-tax income for the first six months of 2015 versus the same period in 2014. The effective tax rate for the six months ended June 30, 2015 and 2014 was 29.9% and 27.9% respectively.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2015, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	June 30, 2015	December 31, 2014	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$314,799	$304,446	3.4%
1-4 family residential
First liens	104,627	106,292	(1.6)%
Junior liens	5,246	5,623	(6.7)%
Home equity	39,886	40,176	(0.7)%
Commercial and agricultural:
Syndicated	66,433	65,429	1.5%
Other	94,287	88,045	7.1%
Real estate-construction	31,952	40,808	(21.7)%
Installment
Credit cards and related plans	1,417	1,353	4.7%
Other	4,356	4,722	(7.8)%
Obligations of states and political subdivisions	23,500	22,964	2.3%
Less: Deferred origination fees, net of costs	(483)	(501)	3.6%
Less: Allowance for loan losses	(6,956)	(7,051)	1.3%
Total	$679,064	$672,306	1.0%

Net loans increased $6.8 million (1.0%) from $672.3 million at December 31, 2014 to $679.1 million at June 30, 2015. In addition to originating loans, we buy and sell loan participations with other financial institutions, primarily located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $66.4 million and $65.4 million in loan balances outstanding at June 30, 2015 and December 31, 2014, respectively.

Real estate-mortgage, 1-4 family first lien loans totaled $104.6 million at June 30, 2015, a decrease of $1.7 million (1.6%) from December 31, 2014. Other commercial and agricultural loans totaled $94.3 million at June 30, 2015, an increase of $6.2 million (7.1%) from December 31, 2014. Commercial real estate loans, which totaled $314.8 million at June 30, 2015, comprised 46.4% of our loan portfolio, up $10.4 million from $304.4 million, at December 31, 2014. We attempt to attain overall loan growth while maintaining a prudent portfolio mix.

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

The ALL at June 30, 2015 was $7.0 million, compared to $7.1 million at December 31, 2014. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
Nonperforming Assets:
Nonaccrual loans	$4,708		$5,731		$5,155		$5,647		$6,794
Nonaccrual loans, restructured	62		—		—		256		256
Total nonperforming loans (“NPLs”)	$4,770		$5,731		$5,155		$5,903		$7,050
Other real estate owned, net	4,022		4,195		4,266		4,987		5,053
Total nonperforming assets (“NPAs”)	$8,792		$9,926		$9,421		$10,890		$12,103
Restructured loans, accruing(1)	$6,816		$6,907		$8,656		$8,656		$8,472

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	11.69	x	6.97	x	11.62	x	8.80	x	17.17	x
NCOs to average loans (annualized)	0.09%		0.15%		0.10%		0.13%		0.07%
ALL to total loans	1.01%		1.04%		1.18%		1.12%		1.18%
NPLs to total loans	0.70%		0.85%		0.76%		0.93%		1.12%
NPAs to total assets	0.90%		1.00%		0.92%		1.11%		1.20%
ALL to NPLs	145.83%		122.20%		136.78%		119.58%		105.58%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended June 30, 2015, other real estate owned declined by $0.2 million due to six such real estate properties being sold during the second quarter of 2015. One property totaling less than $0.1 million was transferred into other real estate owned during the quarter ended June 30, 2015. Restructured loans accruing at June 30, 2015 decreased $0.1 million from the prior quarter end due to a restructured, accruing loan of $0.1 million being changed to nonaccrual status. No loans were added to the restructured loans accruing category during the second quarter of 2015.

Restructured loans accruing at June 30, 2015 were $6.8 million, a decrease of $1.8 million during the first six months of 2015 primarily due to one restructured accruing loan with modified terms of $1.8 million being transferred out of the restructured loan category due to performances with its restructured terms for a sufficient period of time.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollars amounts in thousands)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Secured by real estate	$2,454	2,303	$1,309	$2,603	$2,026
Commercial, syndicated	—	—	—	—	—
Commercial, other	1	6	11	35	222
Loans to individuals	5	12	35	18	29
All other loans	—	—	—	—	—
Total	$2,460	2,321	$1,355	$2,656	$2,277

Percentage of total loans	0.36%	0.35%	0.19%	0.42%	0.36%

As reflected above, loan balances 30-89 days past due at June 30, 2015 have increased $1.1 million compared to December 31, 2014 and increased $0.2 million from June 30, 2014. The increase in 30-89 days past due loans occurred primarily in real estate-mortgage balances ($0.3 million) and real estate-commercial loans ($0.8 million).  Subsequently, $0.4 million of the loans 30-89 days past due at June 30, 2015 were brought current.

Information regarding other real estate owned is as follows:

OTHER REAL ESTATE OWNED, NET
(Dollars amounts in thousands)

	Six months ended June 30, 2015	Twelve months ended December 31, 2014	Six months ended June, 2014

Beginning balance	$5,093	$8,566	$8,566
Transfer of loans to other real estate owned	45	1,204	75
Sales proceeds, net	(196)	(2,525)	(1,162)
Net gain from sale of other real estate owned	6	19	43
Valuation allowance recovered upon disposition of other real estate owned	(152)	(2,171)	(646)
Total other real estate owned	4,796	5,093	6,876
Valuation allowance for losses	(774)	(827)	(1,823)
Total other real estate owned, net	$4,022	$4,266	$5,053

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED
(Dollars amounts in thousands)

	Six months ended June 30, 2015	Twelve months ended December 31, 2014	Six months ended June 30, 2014

Beginning balance	$827	$2,268	$2,268
Provision charged to operations	99	730	201
Valuation allowance recovered upon disposition of other real estate owned	(152)	(2,171)	(646)
Ending balance	$774	$827	$1,823

The foreclosure process commences on consumer real estate loans when a borrower becomes 120 or greater days delinquent in accordance with Consumer Finance Protection Bureau suggested guidelines.  Foreclosure procedures and timelines may vary depending on a variety of factors, including where the property resides.  At both June 30, 2015 and December 31, 2014, the recorded investment in consumer mortgage loans that were in the process of foreclosure was $0.3 million.  Additionally, $0.2 million at June 30, 2015 and $0.3 million at December 31, 2014 of loans serviced for and guaranteed by FHLMC were in the process of foreclosure. Although these loans continue to be serviced by the Bank, these loans are sold to FHLMC once originated and therefore, no balances are included in the our balance sheet.

Consumer mortgage properties are derecognized as mortgage loans and classified as Other Real Estate Owned when the Bank has control of the property, regardless of whether legal title has been transferred in the completed foreclosure process.  At both June 30, 2015 and December 31, 2014, titles relating to all of the consumer mortgage loan properties classified as Other Real Estate Owned had been transferred to us.

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2015, our securities available for sale (“AFS”) decreased $21.2 million (11.6%) to $161.7 million compared to $182.9 million at December 31, 2014. At June 30, 2015, the AFS investment portfolio represented 16.5% of total assets compared to 17.9% at December 31, 2014.  For the six months ended June 30, 2015, principal payments of $20.2 million were received on AFS securities, which included $8.7 million from the maturity or call of such securities. For the six months ended June 30, 2015, we purchased $12.3 million of AFS securities and sold $11.4 million of AFS securities at a $0.2 million gain. Additionally, AFS securities decreased during the six months ended June 30, 2015 by $0.8 million due to net amortization of premiums and discounts originated at the time the securities were purchased and were reduced by a decrease in unrealized gains of $1.3 million.

At June 30, 2015 and December 31, 2014, the held to maturity (“HTM”) investment portfolio comprised three securities totaling $25.6 million. During the six months ended June 30, 2015, we did not purchase any HTM securities.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at June 30, 2015 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $0.5 million at June 30, 2015, representing 56.3% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 10.0% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At June 30, 2015 and December 31, 2014, we did not hold securities of any one issuer, other than FNMA, GNMA, FHLMC, or VA, each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity.  As of June 30, 2015, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 15.1% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at June 30, 2015 decreased $7.0 million (0.9%) to $758.5 million from $765.5 million at December 31, 2014. The decrease for the six months was a result of a decrease in our time deposits of $10.5 million (7.6%) for the period, and a decline of $12.9 million (9.2%) in NOW balances offset by an increase in non-interest-bearing demand deposit balances of $12.3 million (8.0%) and an increase in savings deposits of $4.1 million (1.2%). The total decrease in interest-bearing deposits was $19.3 million (3.1%) from December 31, 2014 to June 30, 2015. At June 30, 2015, we did not hold any traditional brokered certificates of deposits, but we held $1.0 million of NOW balances that were considered brokered deposits, a decrease of $7.6 million since December 31, 2014.  Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At June 30, 2015 we held $1.7 million of such Reciprocal Deposits, unchanged from December 31, 2014.

We continue to focus on expanding and retaining customer relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve Bank.

Other Funding Sources:

Securities repurchase agreements decreased $28.3 million (43.5%) from $64.9 million at December 31, 2014 to $36.6 million at June 30, 2015. We did not have any federal funds purchased at either June 30, 2015 or December 31, 2014. The decline in repurchase agreements during the first six months of 2015 is relating to the planned reduction in a significant commercial customer’s deposit balances.

During the second quarter of 2015, one new FHLB advance was taken for $10.0 million to fulfill a forward advance commitment entered into one year prior at a specific rate. FHLB advances were $53.6 million at June 30, 2015, down from $60.5 million at December 31, 2014, a decline of 11.3%, due to the payoff or maturity of $16.9 million of prior period advances. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand and operations. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs.

During the second quarter of 2015, we utilized FHLB advances of varying terms and maturities to maximize and enhance our net interest margin.  At June 30, 2015, all of the $53.6 million FHLB advances outstanding were fixed rate.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At June 30, 2015, the interest rate on these securities was 1.63%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At June 30, 2015, we were not in default of any provision under the Debentures and were current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes.  The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.  The total amount of the Convertible Notes outstanding was $1.7 million as of December 31, 2014. No Convertible Notes were outstanding as of June 30, 2015.

The Convertible Notes were convertible into shares of our common stock at a ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes could convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the Conversion Ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, we could redeem the notes in whole or in part. A notice of redemption superseded and took priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes mandatorily converted at the Conversion Ratio.  The principal amount of any Convertible Note that had not been converted would be payable at maturity on June 30, 2017.

On January 1, 2015, $0.6 million of Convertible Notes were converted to 115,000 shares of the Company’s common stock under the voluntary conversion terms of the Convertible Notes. In April 2015, all of the remaining $1.1 million of Convertible Notes were converted to 215,000 shares of the Company’s common stock under the voluntary conversion terms of the Convertible Notes.

In order to complete the acquisition of NEW as structured, we may borrow up to $6.0 million with an anticipated maturity of ten years.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2015:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$80,653	$35,936	$11,600	$—	$128,189
Repurchase agreements	36,639	—	—	—	36,639
Federal Home Loan Bank advances	16,750	3,550	33,325	—	53,625
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	32,715	51,799	—	—	84,514
Total	$166,757	$91,285	$44,925	$16,100	$319,067

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of June 30, 2015, and December 31, 2014 in the amount of $300.0 million and $238.3 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2015, principal payments totaling $11.5 million were received on investments in addition to $8.7 million from maturities. We purchased $12.3 million in investments in the same period. Approximately 4.0%, or $4.5 million, of the mortgage-backed securities outstanding at June 30, 2015 were issued and guaranteed by GNMA, the VA or the FHA; agencies of the United States government.  An additional 92.0%, or $106.9 million, of the mortgage-backed securities outstanding at June 30, 2015 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 4.0%, or $4.7 million, of the outstanding mortgage-backed securities at June 30, 2015.  Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2015 unaudited consolidated statements of cash flows, resulted in $4.1 million of cash outflow during the first six months of 2015. In February of 2015, we entered into a customer relationship with a public entity that requires us to provide collateral for their money market deposits through the FHLB’s Public Unit Deposit program.  Under this program, FHLB issues a financial standby letter of credit on our behalf secured by various loans and/or investment securities collateral provided by the Bank.  Our agreement with the public entity customer limits these deposits to maximums of between $20.0 million and $40.0 million and can fluctuate quarterly.  At June 30, 2015 the amount of these money market deposits was $18.9 million.

Customer deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated in 2013. We have $1.0 million in brokered NOW accounts at June 30, 2015 compared to $8.5 million of such deposits at December 31, 2014. Additionally, at June 30, 2015, we have $1.7 million of Reciprocal Deposits, unchanged from December 31, 2014. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits.  Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $183.9 million, or 26.8% of total gross loans, maturing within one year of June 30, 2015. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2015, securities repurchase agreements totaled $36.6 million compared to $64.9 million at the end of 2014. Securities repurchase agreements are obtained from a base of business and municipal customers. The decline in such repurchase agreements from December 31, 2014 to June 30, 2015 is primarily due to the planned reduction of a significant commercial customer’s deposit and repurchase balances. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $53.6 million and $60.5 million at June 30, 2015 and December 31, 2014, respectively. We utilize FHLB advances of varying terms and maturities, to maximize our net interest margin and manage our interest rate risk.

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

Capital Resources:

In June 2015, we entered into an agreement to purchase, subject to conditions of the agreement, a building and the accompanying real estate in Sister Bay, Wisconsin in the amount of $1.1 million.  The transaction is expected to be completed no later than the fourth quarter of 2015.  The property, post renovation, is intended to be utilized as the new location for our branch currently located in Sister Bay.  The expected cost of the renovations is approximately $1.0 million.  The purchase and the renovation of the facility is expected to be financed using cash from operations.

Stockholders’ equity at June 30, 2015 and December 31, 2014 was $108.4 million and $105.5 million, respectively, reflecting an increase of $2.9 million (2.8%) during the first six months of 2015. The increase in stockholders’ equity primarily resulted from net income of $4.6 million, the conversion of $1.6 million of debentures and the vesting of restricted stock units of $0.1 million, partially offset by cash dividends of $1.5 million, the repurchase of 115,500 common shares for $1.4 million under the repurchase program approved by our Board of Directors on May 23, 2013 (the “Repurchase Program”) and a decrease in comprehensive income of $0.8 million during the first six months of 2015. Dividends of $0.16 per share were declared and paid during the six months ended June 30, 2015. The ratio of stockholders’ equity to assets was 11.1% and 10.3% at June 30, 2015 and December 31, 2014, respectively.

In July of 2015, we declared a $0.09 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion, and regulatory compliance.

On May 23, 2013, our board of directors approved the Repurchase Program, which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the first six months of 2015, we repurchased 115,500 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter. On April 15, 2014, our board of directors approved an amendment to and extension of the Repurchase Program to authorize the repurchase of up to an additional 400,000 shares and extended the time period for the Repurchase Program through May 30, 2015. Again on May 16, 2015, our board of directors approved an amendment to, and extension of, the Repurchase Program authorizing a maximum of an additional 400,000 shares to be authorized to be purchased and extending the time period to May 30, 2016.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks became effective for us on January 1, 2015 with full compliance with all of the final rule requirements to be fully phased in over a multi-year schedule by January 1, 2019.  As of June 30, 2015, our capital levels remained characterized as “well-capitalized” under these new rules.  See the “Regulatory Initiatives Affecting the Banking Industry” section for further discussion of Basel III.

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

The total capital ratios for the previous four quarters are as follows:

	June 30, 2015(1)	March 31, 2015(1)	December 31, 2014	September 30, 2014
Company	15.76%	15.87%	16.14%	16.54%
Bank	15.34%	15.54%	15.92%	15.34%

(1) March 31, 2015 and June 30, 2015 are calculated under Basel III rules, which became effective January 1, 2015.

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

The following tables present our and the Bank’s capital ratios as of June 30, 2015 and December 31, 2014:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2015 (1)
Total Capital (to Risk-Weighted Assets)
Company	$120,246	15.76%	$61,048	8.00%	$	N/A	N/A
Bank	116,982	15.34%	60,996	8.00%		76,245	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$113,290	14.85%	$45,786	6.00%	$	N/A	N/A
Bank	110,026	14.43%	45,747	6.00%		60,996	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)
Company	$98,654	12.93%	$34,340	4.50%	$	N/A	N/A
Bank	110,026	14.43%	34,310	4.50%		49,559	6.50%
Tier 1 Capital (to Average Assets)
Company	$113,290	11.71%	$38,706	4.00%	$	N/A	N/A
Bank	110,026	11.40%	38,606	4.00%		48,257	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Company	$118,605	16.14%	$58,791	8.00%	$	N/A	N/A
Bank	116,935	15.92%	58,753	8.00%		73,441	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$109,904	14.96%	$29,395	4.00%	$	N/A	N/A
Bank	109,884	14.96%	29,376	4.00%		44,064	6.00%
Tier 1 Capital (to Average Assets)
Company	$109,904	11.26%	$39,032	4.00%	$	N/A	N/A
Bank	109,884	11.27%	39,016	4.00%		48,770	5.00%

(1) June 30, 2015 are calculated under Basel III rules, which became effective January 1, 2015.

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

The phase-in period for the final rules became effective for us on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  Although as of June 30, 2015, our capital levels remained characterized as “well-capitalized” under the new rules, our ratios have declined on a comparative basis to our regulatory capital ratios at December 31, 2014 due to compliance with the new rules under Basel III.

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

As of June 30, 2015, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2014, as described in our 2014 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bps and 200 bps increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2015.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon

	At June 30, 2015		At December 31, 2014
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bps	$151	0.5%	$137	0.4%
+100 bps	16	0.1%	67	0.2%
Base	—	—	—	—
-100 bps	(1,121)	(3.5)%	(1,281)	(3.9)%
-200 bps	(1,986)	(6.3)%	(2,141)	(6.6)%

As in the preceding table, at June 30, 2015, the effect of an immediate 200 bp increase in interest rates would increase our net interest income by $0.2 million or 0.5% versus a $0.1 million or 0.4% increase in net interest income from a similar change in interest rates at December 31, 2014. The slight change in the impact of an immediate 200 bp increase in interest rates resulted from reduction of interest sensitive liability balances, offset in part by a reduction of cash balances during the first six months of 2015. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.0 million or 6.3%, relatively unchanged from a decrease of $2.1 million or 6.6% at December 31, 2014 based upon such a reduction in interest rates. It is projected that rates paid on interest-bearing liabilities in the current low interest rate environment have less ability to continue to decline compared to yields on interest-earning assets. Accordingly, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of no less than zero is used rather than assuming a negative interest rate.

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

Item 4.  Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 49,500 shares of our common stock during the second quarter of 2015 at an average price of $12.55 per share. A total of 617,500 shares have been purchased since May 23, 2013 at an average price of $11.98 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2015	—	$—	—	232,000
May 1 – May 31, 2015	44,500	12.53	44,500	587,500
June 1 – June 30, 2015	5,000	12.74	5,000	582,500
Three Months Ended June 30, 2015	49,500	12.55	49,500
Six Months Ended June 30, 2015	115,000	12.52	115,000
Since May 23, 2013	617,500	$11.98	617,500	582,500

(1) On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. We repurchased an aggregate of 163,000 shares on the open market during the second, third and fourth quarters of 2013 at an average price of $10.48 per share. On April 15, 2014 our Board of Directors amended the Repurchase Program to increase the applicable shares that we could repurchase from 400,000 shares to 800,000 shares and extend the date through which those shares could be repurchased to May 30, 2015. During 2014, we repurchased 339,000 shares on the open market at an average price of $12.51 per share.

On May 16, 2015, our Board of Directors amended the Repurchase Program to increase the applicable shares that could be repurchased from 800,000 shares to 1,200,000 shares and extended the date through which those shares could be repurchased to May 30, 2016.  We repurchased 66,000 shares on the open market during the first quarter of 2015 at an average price of $12.50 per share.

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

2.1
Agreement and Plan of Merger by and between Baylake Corp. and NEW Bancshares, Inc., dated as of May 5, 2015, incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on May 8, 2015.

2.2
Voting Agreement and Release by and between Baylake Corp. and the person listed on Schedule I attached thereto, dated as of May 5, 2015, incorporated by reference to Exhibit 2.2 from the Company’s Current Report on Form 8-K filed on May 8, 2015.

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

BAYLAKE CORP.

Date:	July 31, 2015	/s/ Robert J. Cera
Robert J. Cera President and Chief Executive Officer

Date:	July 31, 2015	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne Treasurer and Chief Financial Officer

