Form 10-Q
period 2015-09-30
BAYLAKE CORP
filed 2015-10-30
CIK 275119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of October 30, 2015 was 9,320,255 shares.

BAYLAKE CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2015 (unaudited) and December 31, 2014
(Dollar amounts in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$75,634	$60,189
Federal funds sold	663	1,176
Securities held to maturity, at amortized cost	25,519	25,612
Securities available for sale, at fair value	158,121	182,912
Loans held for sale	175	1,290
Loans, net of allowance of $6,510 at September 30, 2015 and $7,051 at December 31, 2014	685,131	672,306
Cash surrender value of life insurance	23,647	23,587
Premises and equipment, net	20,948	20,206
Premises and equipment held for sale	784	844
Federal Home Loan Bank stock	4,238	4,238
Other real estate owned, net	3,977	4,266
Goodwill	7,222	7,222
Deferred income taxes, net	3,630	4,707
Accrued interest receivable	2,830	2,559
Other assets	10,649	10,509
Total Assets	$1,023,168	$1,021,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$186,677	$153,113
Interest-bearing	613,171	612,429
Total Deposits	799,848	765,542

Federal Home Loan Bank advances	41,610	60,455
Repurchase agreements	48,076	64,869
Subordinated debentures	16,100	16,100
Convertible promissory notes	—	1,650
Accrued expenses and other liabilities	6,933	7,503
Total Liabilities	912,567	916,119

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-10,158,768 shares at September 30, 2015 and 9,777,834 shares at December 31, 2014; Outstanding-9,320,255 shares at September 30, 2015 and 9,054,821 shares at December 31, 2014	50,794	48,889
Additional paid-in capital	12,917	12,654
Retained earnings	55,685	51,123
Treasury stock 838,513 shares at September 30, 2015 and 723,013 shares at December 31, 2014	(10,943)	(9,497)
Accumulated other comprehensive income	2,148	2,335
Total Stockholders’ Equity	110,601	105,504
Total Liabilities and Stockholders’ Equity	$1,023,168	$1,021,623

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine months ended September 30, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,317	$6,862	$21,779	$20,898
Taxable securities	930	1,269	3,225	3,768
Tax exempt securities	339	377	1,038	1,120
Federal funds sold	34	33	62	62
Total Interest and Dividend Income	8,620	8,541	26,104	25,848
INTEREST EXPENSE
Deposits	328	400	1,003	1,226
Repurchase agreements	13	24	50	74
Federal Home Loan Bank advances and other debt	219	175	716	589
Subordinated debentures	67	65	198	194
Convertible promissory notes	—	119	27	571
Total Interest Expense	627	783	1,994	2,654
Net interest income before provision for loan losses	7,993	7,758	24,110	23,194
Provision for loan losses	—	—	200	—
Net interest income after provision for loan losses	7,993	7,758	23,910	23,194
NONINTEREST INCOME
Fees from fiduciary activities	295	287	892	791
Fees from loan servicing	133	133	428	433
Fees from financial services to customers	301	281	841	799
Fees for other services to customers	980	1,003	2,826	2,667
Net gain on sale of loans	247	199	731	452
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(25)	3	(48)	(131)
Net realized gain on sale of securities	132	71	384	232
Net gains (losses) on sale of premises and equipment	12	(4)	12	1
Increase in cash surrender value of life insurance	78	85	263	287
Income in equity of UFS subsidiary	213	299	900	881
Other noninterest (expense) income	(93)	(28)	2	99
Total Noninterest Income	2,273	2,329	7,231	6,511
NONINTEREST EXPENSE
Salaries and employee benefits	3,883	3,630	12,543	12,086
Occupancy expense	550	544	1,667	1,618
Equipment expense	339	328	1,020	982
Data processing and courier expense	243	222	706	625
FDIC insurance expense	147	156	444	456
Operation of other real estate owned	178	339	417	646
Loan and collection expense	16	6	50	43
Other outside services	301	250	904	876
Audit and legal expense	322	201	740	530
Costs relating to UFS tax strategy implementation	—	—	163	—
Other noninterest expenses	965	832	2,615	2,408
Total Noninterest Expense	6,944	6,508	21,269	20,270
Income before provision for income taxes	3,322	3,579	9,872	9,435
Provision for income taxes	1,031	1,122	2,992	2,754
Net Income	$2,291	$2,457	$6,880	$6,681
Basic earnings per share	$0.25	$0.29	$0.74	$0.82
Diluted earnings per share	$0.24	$0.26	$0.73	$0.73
Cash dividends paid per share	$0.09	$0.08	$0.25	$0.22

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and Nine Months ended September 30, 2015 and 2014

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$2,291	$2,457	$6,880	$6,681
Other comprehensive income (loss), net of tax
Unrealized gains on securities
Net unrealized holding gains (losses) arising during the period	1,162	1,695	77	1,856
Less: reclassification adjustment for gains realized in net income	(132)	(71)	(384)	(232)
Tax effect	(404)	318	120	(637)
Other comprehensive income (loss)	626	1,942	(187)	987
Comprehensive income	$2,917	$4,399	$6,693	$7,668

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months ended September 30, 2015

(Dollar amounts in thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2015	9,054,821	$48,889	$12,654	$51,123	$(9,497)	$2,335	$105,504
Net income	—	—	—	6,880	—	—	6,880
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	77	77
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(384)	(384)
Tax effect	—	—	—	—	—	120	120
Total comprehensive income							6,693
Purchase of treasury stock	(115,500)	—	—	—	(1,446)	—	(1,446)
Stock-based compensation expense recognized, net	—	—	330	—	—	—	330
Vesting of RSUs	35,556	178	(178)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	81	—	—	—	81
Exercise of stock options	15,378	77	34	—	—	—	111
Tax benefit from exercise of stock options/RSUs	—	—	—	—	—	—	—
Forfeiture of stock options/RSUs not exercised	—	—	—	—	—	—	—
Tax expense from forfeiture of unexercised stock options/RSUs	—	—	(4)	—	—	—	(4)
Conversion of debentures	330,000	1,650	—	—	—	—	1,650
Cash dividends - ($0.25 per share)	—	—	—	(2,318)	—	—	(2,318)
Balance, September 30, 2015	9,320,255	$50,794	$12,917	$55,685	$(10,943)	$2,148	$110,601

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH  FLOWS (Unaudited)

Nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$6,880	$6,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949	982
Amortization of debt issuance costs	—	26
Amortization of core deposit intangible	17	15
Provision for loan losses	200	—
Net amortization of premium/discount on securities	1,166	1,208
Increase in cash surrender value of life insurance	(263)	(287)
Net realized gain on sale of securities	(384)	(232)
Net gain on sale of loans	(731)	(452)
Proceeds from sale of loans held for sale	38,396	22,232
Origination of loans held for sale	(36,632)	(20,955)
Change in valuation of mortgage servicing rights, net of payments and payoffs	48	131
Provision for valuation allowance on other real estate owned	154	508
Provision for valuation allowance on land held for sale	60	—
Net (gains) losses on sale of premises and equipment	(12)	(1)
Net gain on disposals of other real estate owned	(32)	(48)
Provision for deferred income tax expense	1,197	848
Stock-based compensation expense	330	262
Forfeiture of options not exercised and RSUs not vested	—	(7)
Tax (expense) benefit from exercise/forfeiture of options	(4)	5
Income in equity of UFS subsidiary	(900)	(881)
Changes in assets and liabilities:
Accrued income taxes	71	11
Accrued interest receivable and other assets	93	(1,088)
Income tax refunds	—	(173)
Accrued expenses and other liabilities	(570)	(741)
Net cash provided by operating activities	10,033	8,044
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	12,803	4,588
Principal payments on securities available for sale	27,155	22,349
Purchase of securities held to maturity	—	(15,456)
Purchase of securities available for sale	(16,163)	(4,328)
Purchase of FHLB stock	—	(640)
Proceeds from sale of other real estate owned	539	1,437
Proceeds from sale of premises and equipment	39	82
Proceeds from life insurance death benefit	203	196
Loan originations and payments, net	(13,397)	(14,746)
Additions to premises and equipment	(1,718)	(776)
Net change in federal funds sold	513	(1,580)
Dividend from UFS subsidiary	342	417
Net cash provided in purchase or sale of branches	—	12,086
Net cash provided by investing activities	10,316	3,629

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$34,306	$(4,890)
Net change in repurchase agreements	(16,793)	(13,173)
Repayments on Federal Home Loan Bank advances	(28,845)	(62,530)
Proceeds from Federal Home Loan Bank advances	10,000	50,300
Tax benefit from vesting of restricted stock units	81	92
Proceeds from exercise of stock options	111	7
Purchase of treasury stock	(1,446)	(3,231)
Cash dividends paid	(2,318)	(1,789)
Net cash used in financing activities	(4,904)	(35,214)
Net change in cash	15,445	(23,541)

Beginning cash	60,189	76,179
Ending cash	$75,634	$52,638

Supplemental cash flow information:
Interest paid	$1,984	$2,762
Income taxes paid (refunded), net	1,620	1,977
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$372	$586
Mortgage servicing rights resulting from sale of loans	82	51
Conversion of debentures to equity	1,650	5,025

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

1.	The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Bay Lake Investments, Inc. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2014 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and nine month periods ending September 30, 2015 and 2014 necessary to make the consolidated financial information not misleading. The consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to October 30, 2015, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

2.	Use of Estimates

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

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Dollar amounts in thousands, except per share data)

EARNINGS PER SHARE

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(Numerator):
Net income available to common stockholders	$2,291	$2,457	$6,880	$6,681
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	—	72	16	347
Income available to common stockholders plus assumed conversions	$2,291	$2,529	$6,896	$7,028

(Denominator):
Weighted average number of common shares outstanding-basic	9,320,255	8,611,631	9,267,250	8,101,490
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options (1)	47,775	45,427	48,407	44,379
Dilutive effect of restricted stock units (2)	24,427	32,238	26,720	35,977
Dilutive effect of convertible promissory notes (3)	—	875,000	70,879	1,446,465
Dilutive potential common shares	72,202	952,665	146,006	1,526,821
Adjusted weighted-average shares	9,392,457	9,564,296	9,413,256	9,628,311

Basic Earnings Per Share	$0.25	$0.29	$0.74	$0.82
Diluted Earnings Per Share	$0.24	$0.26	$0.73	$0.73

(1)	For the three and nine months ended September 30, 2015 and 2014, respectively, there were 114,197 and 61,469 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)	For the three months ended September 30, 2015 and 2014, respectively, there were no outstanding restricted stock units that were not included in the computation of diluted earnings per share because they were considered anti-dilutive. For the nine months ended September 30, 2015 and 2014, there were 0 and 14,416 restricted stock units, respectively, which were not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(3)	At September 30, 2015, the Company had no outstanding convertible notes (the “Convertible Notes”). At September 30, 2014, the Company had $4.4 million of the Convertible Notes outstanding. The Convertible Notes were convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes could convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred. The principal amount of any Convertible Note that had not been converted would be payable at maturity on June 30, 2017. At September 30, 2014, the entire 1,875,000 of common shares issuable upon conversion of remaining outstanding Convertible Notes are included in the computation of diluted earnings per share since the average market price per share for the three and nine months ended September 30, 2014 exceeded the conversion price of $5.00 per share. On April 1, 2015, all of the remaining outstanding debentures were converted to shares of common stock under the provisions for voluntary conversion.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

4.	Recent Accounting Pronouncement

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) no. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the account had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In August 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 8, 2015 EITF Meeting (SEC Update). The original ASU (2015-03) issued in April 2015 required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing those deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods with fiscal years beginning after December 15, 2016. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In May 2015, FASB issued ASU No. 2015-08 Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Amendments in this update amend SEC paragraphs pursuant to Staff Accounting Bulletin (“SAB”) No. 115, which supersedes several paragraphs in ASC 805-50 in response to the SEC’s November 2014 publication of SAB 115.The SEC issued SAB 115 in connection with the release of FASB ASU No. 2014-17, “Pushdown Accounting.” This guidance is effective immediately. The adoption of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2014-04 clarify when an in-substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or upon the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. This ASU was effective for the Company beginning January 1, 2015. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at September 30, 2015 and December 31, 2014 was measured using Level 3 inputs.

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

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Dollar amounts in thousands)

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,269	$—	$2,269	$—
Mortgage-backed securities	90,710	—	90,606	104
Obligations of states and political subdivisions	59,728	—	59,728	—
Private placement and corporate bonds	3,509	—	3,509	—
Other securities	1,905	—	1,905	—
Total securities available for sale	158,121	—	158,017	104
Mortgage servicing rights	875	—	875	—
Total	$158,996	$—	$158,892	$104

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,747	$—	$2,747	$—
Mortgage-backed securities	115,714	—	115,460	254
Obligations of states and political subdivisions	59,002	—	59,002	—
Private placement and corporate bonds	3,544	—	3,544	—
Other securities	1,905	—	1,905	—
Total securities available for sale	182,912	—	182,658	254
Mortgage servicing rights	841	—	841	—
Total	$183,753	$—	$183,499	$254

 BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Dollar amounts in thousands)

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Balance, beginning of period	$151	$254
Other comprehensive gain	—	5
Principal payments	(47)	(155)
Balance, end of period	$104	$104

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,139	$—	$—	$1,139
Other real estate owned, net	3,977	—	—	3,977
Total	$5,116	$—	$—	$5,116

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,451	$—	$—	$1,451
Other real estate owned, net	4,266	—	—	4,266
Total	$5,717	$—	$—	$5,717

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from financial institutions	$75,634	$75,634	$60,189	$60,189
Federal funds sold	663	663	1,176	1,176
Securities held to maturity	25,519	26,603	25,612	26,181
Securities available for sale	158,121	158,121	182,912	182,912
Loans held for sale	175	179	1,290	1,314
Loans, net	685,131	686,637	672,306	675,481
Federal Home Loan Bank stock	4,238	4,238	4,238	4,238
Mortgage servicing rights	875	875	841	841
Other real estate owned, net	3,977	3,977	4,266	4,266
Accrued interest receivable	2,830	2,830	2,559	2,559
FINANCIAL LIABILITIES
Deposits	$799,848	$799,824	$765,542	$765,370
Federal Home Loan Bank advances	41,610	42,255	60,455	60,475
Repurchase agreements	48,076	48,076	64,869	64,869
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	—	—	1,650	1,642
Accrued interest payable	292	292	283	283

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

September 30, 2015

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

(k)          Convertible Promissory Notes

The carrying amount of convertible promissory notes is based on current rates for similar financing.

(l)           Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Dollar amounts in thousands)

6.          Investments

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,269	$44	$—
Mortgage-backed securities	90,710	2,172	(343)
Obligations of states and political subdivisions	59,728	1,707	(35)
Private placement and corporate bonds	3,509	—	(10)
Other securities	1,905	—	—
Total Securities Available for Sale	$158,121	$3,923	$(388)
Securities Held to Maturity:
Mortgage-backed securities	$21,428	$909	$—
Private placement and corporate bonds	5,175	175	—
Total Securities Held to Maturity	$26,603	$1,084	$—
Total Investment Securities	$184,724	$5,007	$(388)

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,747	$—	$(4)
Mortgage-backed securities	115,714	2,492	(640)
Obligations of states and political subdivisions	59,002	2,027	(57)
Private placement and corporate bonds	3,544	24	—
Other securities	1,905	—	—
Total Securities Available for Sale	$182,912	$4,543	$(701)
Securities Held to Maturity:
Mortgage-backed securities	$21,131	$519	$—
Private placement and corporate bonds	5,050	50	—
Total Securities Held to Maturity	$26,181	$569	$—
Total Investment Securities	$209,093	$5,112	$(701)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Dollar amounts in thousands)

At September 30, 2015 and December 31, 2014, the mortgage-backed securities portfolios at market value were $112.1 million (60.7%) and $136.8 million (65.4%), respectively, of the investment portfolios. Approximately 4.8%, or $5.4 million, of the mortgage-backed securities outstanding at September 30, 2015 were issued by the Government National Mortgage Association (“GNMA”); an agency of the United States government. An additional 91.3%, or $102.3 million, of the mortgage-backed securities outstanding at September 30, 2015 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 3.9%, or $4.4 million of the outstanding mortgage-backed securities at September 30, 2015. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
Mortgage-backed securities	$4,661	$(10)	$14,875	$(333)	$19,536	$(343)
Obligations of states and political subdivisions	5,066	$(24)	1,063	$(11)	6,129	(35)
Private placement and corporate bonds	3,509	(10)	—	—	3,509	(10)
Total temporarily impaired	$13,236	$(44)	$15,938	$(344)	$29,174	$(388)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$—	$—	$2,747	$(4)	$2,747	$(4)
Mortgage-backed securities	2,689	(6)	30,216	(634)	32,905	(640)
Obligations of states and political subdivisions	857	(4)	2,935	(53)	3,792	(57)
Total temporarily impaired	$3,546	$(10)	$35,898	$(691)	$39,444	$(701)

At September 30, 2015, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised eight securities. The obligations of states and political subdivisions securities category with continuous unrealized losses for twelve months or more comprised three securities. No private placement and corporate bonds had continuous losses for twelve months or more at September 30, 2015.

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

At both September 30, 2015 and December 31, 2014, the HTM portfolio had no unrealized losses.

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
September 30, 2015
(Dollar amounts in thousands)

7.            Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows:

	September 30, 2015	December 31, 2014

Construction	$34,885	$40,808
Real estate-Residential	153,895	152,091
Real estate-Commercial	316,679	304,446
Commercial-Syndicated	66,225	65,429
Commercial-Other	93,666	88,045
Consumer	5,672	6,075
Tax exempt	21,131	22,964
Gross loans	692,153	679,858
Less: Deferred origination fees, net of costs	(512)	(501)
Less: Allowance for loan losses	(6,510)	(7,051)
Loans, net	$685,131	$672,306

Loans having a carrying value of $144.9 million and $142.0 million are pledged as collateral for borrowings from the FHLB at September 30, 2015 and December 31, 2014, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Dollar amounts in thousands)

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the nine months ended September 30, 2015 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051
Charge-offs	—	(90)	(391)	—	(645)	(36)	—	—	(1,162)
Recoveries	15	14	245	—	138	9	—	—	421
Provision	(124)	(291)	(732)	79	60	24	—	1,184	200
Ending balance	$143	$412	$2,404	$1,126	$635	$51	$—	$1,739	$6,510

Loans:
Ending balance	$34,885	$153,895	$316,167	$66,225	$93,666	$5,672	$21,131	$—	$691,641
ALL	(143)	(412)	(2,404)	(1,126)	(635)	(51)	—	(1,739)	(6,510)
Recorded Investment	$34,742	$153,483	$313,763	$65,099	$93,031	$5,621	$21,131	$(1,739)	$685,131

Ending balance:
Individually evaluated	$—	$622	$9,343	$—	$181	$55	$—	$—	$10,201
Collectively evaluated	34,885	153,273	306,824	66,225	93,485	5,617	21,131	—	681,440
Total	$34,885	$153,895	$316,167	$66,225	$93,666	$5,672	$21,131	$—	$691,641

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2014 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$218	$445	$64	$—	$755	$7,658
Charge-offs	(162)	(88)	(656)	(178)	(116)	(83)	—	—	(1,283)
Recoveries	56	126	439	—	37	18	—	—	676
Provision	(14)	(632)	(932)	1,007	716	55	—	(200)	—
Ending balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051

Loans:
Ending balance	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357
ALL	(252)	(779)	(3,282)	(1,047)	(1,082)	(54)	—	(555)	(7,051)
Recorded Investment	$40,556	$151,312	$300,663	$64,382	$86,963	$6,021	$22,964	$(555)	$672,306

Ending Balance:
Individually evaluated	$—	$849	$12,101	$—	$848	$13	$—	$—	$13,811
Collectively evaluated	40,808	151,242	291,844	65,429	87,197	6,062	22,964	—	665,546
Total	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Dollar amounts in thousands)

A summary of past due loans at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
	30-89 Days Past Due (accruing)	90 Days or More Past Due or on Non-accrual	Total

Construction	$87	$—	$87
Real estate – Residential	639	521	1,160
Real estate – Commercial	846	2,866	3,712
Commercial-Syndicated	—	—	—
Commercial-Other	1	181	182
Consumer	28	55	83
Tax exempt	—	—	—
Total	$1,601	$3,623	$5,224

	December 31, 2014
	30-89 Days Past Due (accruing)	90 Days or More Past Due or on Non-accrual	Total

Construction	$—	$—	$—
Real estate – Residential	313	849	1,162
Real estate – Commercial	996	3,461	4,457
Commercial-Syndicated	—	—	—
Commercial-Other	11	832	843
Consumer	35	13	48
Tax exempt	—	—	—
Total	$1,355	$5,155	$6,510

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
September 30, 2015
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

Below is a breakdown of loans by risk grading as of September 30, 2015:

	0001-0005	0006A	0006B	0007(1)	Total

Commercial-Syndicated	$59,389	$—	$4,016	$2,820	$66,225
Commercial-Other	89,110	2,889	1,232	435	93,666
Real estate – Commercial	274,452	26,414	3,494	12,319	316,679
Construction	33,529	1,169	—	187	34,885
	456,480	30,472	8,742	15,761	511,455
Real estate - Residential	151,180	1,379	200	1,136	153,895
Consumer	5,617	—	—	55	5,672
Tax exempt	21,131	—	—	—	21,131
Total	$634,408	$31,851	$8,942	$16,952	692,153
Deferred origination fees, net of costs					(512)
Total loans					$691,641
Percent of Total Loans	91.6%	4.6%	1.3%	2.5%	100.0%

(1)	Included in the 0007 risk grading are $6.8 million of loans that are evaluated but not considered impaired because, in the event of default, no loss is expected, therefore they are included in loans that are collectively evaluated for the general allowance for loan losses (“ALL”) allocation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Dollar amounts in thousands)

Below is a breakdown of loss by risk grading as of December 31, 2014:

	0001-0005	0006A	0006B	0007(1)	Total

Commercial-Syndicated	$60,694	$4,735	$—	$—	$65,429
Commercial-Other	81,530	4,224	1,240	1,051	88,045
Real estate – Commercial	255,711	26,124	5,632	16,979	304,446
Construction	38,679	1,153	783	193	40,808
	436,614	36,236	7,655	18,223	498,728
Real estate - Residential	148,835	1,299	414	1,543	152,091
Consumer	6,062	—	—	13	6,075
Tax exempt	21,994	970	—	—	22,964
Total	$613,505	$38,505	$8,069	$19,779	679,858
Deferred origination fees, net of costs					(501)
Total loans					$679,357
Percent of Total Loans	90.2%	5.7%	1.2%	2.9%	100.0%

(1) Included in the 0007 risk grading are $6.0 million of loans that are evaluated but not considered impaired because, in the event of default, no loss is expected, therefore they are included in loans that are collectively evaluated for the general ALL allocation.

Loan balances with a risk grading of 0005 or better were $634.4 million as of September 30, 2015, representing 91.6% of the total loan portfolio, versus $613.5 million as of December 31, 2014, representing 90.2% of the total loan portfolio.

Loan balances with a risk grading of 0006A decreased by $6.7 million since December 31, 2014. The decrease resulted primarily from a $3.5 million loan for which the underlying collateral was sold and $3.4 million was applied to the loan. The remaining $0.1 million loan balance was charged off. Additionally, $6.6 million of loan balances were downgraded to risk category 0006B, of which $4.4 million related to one syndicated loan relationship, $1.0 million of loans were upgraded to risk categories 0001-0005 and $5.3 million of loan payments and payoffs were received. This decrease was offset in part by $3.8 million of loans being upgraded from 0006B and 0007 as well as $5.9 million of credits that were downgraded from categories 0001-0005.

Loan balances with a risk grading of 0006B have increased by $0.9 million since December 31, 2014. The increase resulted primarily from $6.6 million of loans downgraded from risk grading 0006A and $0.2 million upgraded from category 0007 offset in part by $1.7 million of payments and payoffs received and $4.2 million of loan balances upgraded to risk category 0006A and categories 0001-0005.

Loan balances with risk grading of 0007 decreased $2.8 million from December 31, 2014. This decrease resulted from $3.6 million of payments and payoffs were received, $1.3 million of loan balances charged off, collateral supporting $0.3 million of loan balances being moved to other real estate and $0.8 million loan balances were upgraded to categories 0001-0005. Offsetting these reductions are $3.2 million of loan balances downgraded from categories 0001-0005 and 0006A.

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
September 30, 2015
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

Information regarding impaired loans as of September 30, 2015 is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

September 30, 2015	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$36	$1,055	$—	$—	$48	$—	$—	$1,139
Unpaid principal balance	—	43	1,264	—	—	52	—	—	1,359
Related Allowance	—	7	209	—	—	4	—	—	220
With no related allowance recorded:
Recorded investment	$—	$579	$8,079	$—	$181	$3	$—	$—	$8,842
Unpaid principal balance	—	579	8,079	—	181	3	—	—	8,842
Related Allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$615	$9,134	$—	$181	$51	$—	$—	$9,981
Unpaid principal balance	—	622	9,343	—	181	55	—	—	10,201
Related allowance	—	7	209	—	—	4	—	—	220
Average recorded investment during quarter	$—	$803	$9,498	$—	$256	$64	$—	$—	$10,621
Interest income recognized while impaired during the period	$—	$2	$71	$—	$4	$—	$—	$—	$77

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(Dollar amounts in thousands)

Information regarding impaired loans as of December 31, 2014 is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$83	$1,367	$—	$—	$1	$—	$—	$1,451
Unpaid principal balance	—	168	2,008	—	634	2	—	—	2,812
Related allowance	—	85	641	—	634	1	—	—	1,361
With no related allowance recorded:
Recorded investment	$—	$681	$10,093	$—	$214	$11	$—	$—	$10,999
Unpaid principal balance	—	681	10,093	—	214	11	—	—	10,999
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$764	$11,460	$—	$214	$12	$—	$—	$12,450
Unpaid principal balance	—	849	12,101	—	848	13	—	—	13,811
Related allowance	—	85	641	—	634	1	—	—	1,361
Average recorded investment during quarter	$408	$532	$13,031	$—	$228	$3	$—	$—	$14,202
Interest income recognized while impaired during the period	$—	$5	$351	$—	$—	$—	$—	$—	$356

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows:

NONPERFORMING LOANS

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$3,352	$4,708	$5,731	$5,155	$5,647
Loans restructured in a troubled debt restructuring, nonaccrual	271	62	—	—	256
Total nonperforming loans (“NPLs”)	$3,623	$4,770	$5,731	$5,155	$5,903

Restructured loans, accruing	$6,578	$6,816	$6,907	$8,656	$8,656

During the quarter ended September 30, 2015, $0.3 million of additional loan balances became nonaccrual, of which $0.2 million related to a previously restructured, accruing loan. This increase was offset by $0.3 million of payments received during the third quarter of 2015, $0.2 million in loans brought current, and $0.6 million of nonaccrual loan balances charged off. One nonaccrual loan was transferred to other real estate owned during the third quarter of 2015, totaling $0.3 million.

One loan of $0.1 million was restructured during the third quarter of 2015 but continues to accrue interest as it is in compliance with its restructured terms.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(Dollar amounts in thousands)

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows:

	For the nine months ended September 30,
	2015	2014

Beginning balance	$5,093	$8,566
Transfer of net realizable value to other real estate owned	372	586
Sale proceeds	(539)	(1,437)
Net gain from disposal of other real estate owned	32	48
Valuation allowance related to properties disposed	(177)	(1,179)
Total other real estate owned	4,781	6,584
Valuation allowance for losses	(804)	(1,597)
Total other real estate owned, net	$3,977	$4,987

Changes in the valuation allowance for losses on total other real estate owned were as follows:

	For the nine months ended September 30,
	2015	2014

Beginning balance	$827	$2,268
Provision charged to operations	154	508
Amounts related to properties disposed	(177)	(1,179)
Balance at end of period	$804	$1,597

The foreclosure process commences on consumer real estate loans when a borrower becomes 120 or greater days delinquent in accordance with Consumer Finance Protection Bureau guidelines. Foreclosure procedures and timelines may vary depending on a variety of factors, including where the property is located. At both September 30, 2015 and December 31, 2014, the recorded investment in consumer mortgage loans that were in the process of foreclosure was $0.3 million. Additionally, $0.2 million at September 30, 2015 and $0.3 million at December 31, 2014 of loans serviced for and guaranteed by FHLMC were in the process of foreclosure. Although these loans continue to be serviced by the Bank, these loans are sold to FHLMC once originated and therefore, no balances are included in the Company’s balance sheet. At September 30, 2015, $1.4 million of consumer mortgage properties were held as other real estate owned.

Consumer mortgage properties are derecognized as mortgage loans and classified as Other Real Estate Owned when the Bank has physical possession of and legal title to the property, regardless of whether foreclosure process has been completed. At both September 30, 2015 and December 31, 2014, titles relating to all of the consumer mortgage loan properties classified as Other Real Estate Owned had been transferred to the Company.

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
September 30, 2015

(Dollar amounts in thousands, except per share data)

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At September 30, 2015 and December 31, 2014, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2012 and for Wisconsin state income taxes for years before 2011. The Internal Revenue Service (“IRS”) conducted audits of the Company’s 2011 federal income tax return in 2013 and of the Company’s 2012 federal tax return in 2014. There were no significant adjustments related to the audits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

11.	Equity Investment

The Bank owns a 99.2% interest (500 shares) in United Financial Services, Incorporated (“UFS, Inc.”), a data processing company. During the third quarter of 2014, a reorganization of UFS, Inc. was launched with the intent of providing a more favorable structure to UFS, Inc. and its shareholders, including the Bank. This transaction was completed in the fourth quarter of 2014. As part of this reorganization, UFS, LLC was formed. Collectively, UFS, Inc. and UFS, LLC are referred to as “UFS.” UFS, Inc. owns a 50.2% profits interest in UFS, LLC. Under the new structure, the Bank owns a 49.8% indirect profits interest in UFS, LLC through its 99.2% ownership of UFS, Inc. As part of the transaction, the Bank paid $0.7 million to UFS, LLC’s other 49.8% shareholder during the fourth quarter of 2014 as reimbursement of costs borne by that shareholder resulting from the overall restructuring transaction. Approximately $0.1 million of that reimbursement was returned to the Bank in the first quarter of 2015 due to a revision of the amount calculated. The transaction was settled during the second quarter of 2015 with the Bank making a $0.2 million additional reimbursement to the other shareholder.

In addition to the ownership interest, the Bank and UFS, Inc. have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment in UFS. As dividends are received from UFS, Inc. the Bank’s investment is reduced. The carrying value of the Bank’s investment in UFS, Inc. was $4.9 million at September 30, 2015 and $4.6 million at December 31, 2014. The book value of UFS, Inc. was approximately $9,903 per share and $9,279 per share at September 30, 2015 and December 31, 2014, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(Dollar amounts in thousands)

12.           Mortgage Servicing Rights

The Company has rights to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (“MSRs”) are recorded at fair value when such loans are sold. On a quarterly basis, MSRs are valued based on a model that calculates their fair value using assumptions comparable to those used by market participants in estimating the present value of future net servicing income.

Changes in the carrying value of MSRs are as follows:

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30, 2015		For the nine months ended September 30, 2014
	2015	2014	2015	2014
Balance at beginning of period	$872	$864	$841	$967
Additions from loans sold with servicing retained	28	20	82	51
Loan payments and payoffs	(22)	(19)	(65)	(64)
Changes in valuation	(3)	22	17	(67)
Fair value of MSRs at the end of period	$875	$887	$875	$887

Unpaid principal balance of loans serviced for others was $123.6 million and $123.2 million at September 30, 2015 and September 30, 2014, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.5 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrued interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest was payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes were convertible into shares of common stock at the Conversion Ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Prior to the fifth anniversary of issuance, each holder of the Convertible Notes could convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. Beginning on July 1, 2014, the Company was entitled to redeem the notes in whole or in part. A notice of redemption superseded and took priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts were mandatorily convertible into common stock at the Conversion Ratio if voluntary conversion had not occurred. The principal amount of any Convertible Notes that were not converted was payable at maturity on June 30, 2017.

Beginning January 1, 2014, the Company began redeeming Convertible Notes at the investors’ option under the terms described in the preceding paragraph. In 2014, $6.1 million of Convertible Notes converted into 1,220,000 shares of the Company’s common stock under this option. On October 1, 2014, an additional $1.7 million of Convertible Notes was converted into 330,000 shares of the Company’s common stock under the mandatory conversion provision of the Convertible Notes. During the first quarter of 2015, $0.6 million of Convertible Notes were converted into 115,000 shares of the Company’s common stock at the option of the holder. On April 1, 2015, the remaining $1.1 million of Convertible Notes were converted in full under the voluntary conversion provisions into 215,000 shares of the Company’s Common Stock, resulting in no remaining outstanding Convertible Notes at September 30, 2015.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

Changes in TDRs for the nine months ended September 30, 2015 are as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Total
Accruing
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(152)	—	—	—	—	(152)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	2	—	—	—	—	—	2
New restructured	—	99	—	—	—	62	—	161
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to nonaccrual	—	—	(219)	—	—	(62)	—	(281)
September 30, 2015	$—	$101	$6,477	$—	$—	$—	$—	$6,578
Nonaccrual
January 1, 2015	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	(10)	—	(10)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers from accruing	—	—	219	—	—	62	—	281
September 30, 2015	$—	$—	$219	$—	$—	$52	$—	$271
Totals
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(152)	—	—	(10)	—	(162)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	2	—	—	—	—	—	2
New restructured	—	99	—	—	—	62	—	161
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to other real estate owned	—	—	—	—	—	—	—	—
September 30, 2015	$—	$101	$6,696	$—	$—	$52	$—	$6,849

During the first quarter of 2015, one loan totaling $0.1 million was restructured and was subsequently transferred to nonaccrual status during the quarter ended June 30, 2015. During the third quarter of 2015, one loan was restructured and one loan previously restructured for $0.2 million was changed from accruing status to nonaccrual. Also during the nine months ended September 30, 2015, $1.8 million of accruing restructured loans were removed from restructured status due to compliance with their restructured terms for at least six months.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(Dollar amounts in thousands)

A summary of troubled debt restructurings as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – Residential	1	101	—	—
Real estate – Commercial	7	6,696	9	8,640
Commercial-Syndicated	—	—	—	—
Commercial-Other	—	—	1	16
Consumer	1	52	—	—
Tax exempt	—	—	—	—
Total	9	$6,849	10	$8,656

A summary of troubled debt restructurings as of September 30, 2015 by restructure type is as follows:

	Accruing	Nonaccruing	Total

Payment schedule changes	$6,428	$271	$6,699
Interest rate reduction	150	—	150
Total	$6,578	$271	$6,849

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

	September 30, 2015	December 31, 2014

Commitments to fund unused home equity line loans	$58,979	$59,163
Commitments to fund 1-4 family loans	720	2,606
Commitments to fund residential real estate construction loans	4,275	3,014
Commitments unused on commercial lines of credit loans	187,297	154,405
Commitments unused on consumer lines of credit loans	9,716	9,333
Total commitments to extend credit	$260,987	$228,521
Financial standby letters of credit	$29,881	$9,757

The increase in financial standby letters of credit during the first nine months of 2015 resulted from origination of a standby letter of credit with the FHLB on behalf of a municipal customer as collateral for their interest bearing deposit balances. This fluctuating balance financial standby letter of credit (“LOC”) through the FHLB Public Link Deposit program is supported by loan and/or investment security collateral as an alternative to directly pledging of investment securities to specific customers. Under the agreement with this customer, the amount of the LOC may increase or decrease quarterly with a maximum limit between $20.0 million to $40.0 million, depending on the time of year. At September 30, 2015, this LOC was $20 million.

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2015 and December 31, 2014 and our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

Important Information for Investors

This report contains a discussion of a proposed merger transaction involving us and Nicolet Bankshares, Inc. (“Nicolet”). In connection with the proposed merger, Nicolet and we will file a joint proxy statement/prospectus on Form S-4 and other relevant documents concerning the merger with the Securities and Exchange Commission (the “SEC”). BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE JOINT PROXY STATEMENT/PROSPECTUS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT NICOLET, BAYLAKE AND THE PROPOSED MERGER. When available, the joint proxy statement/prospectus will be delivered to our shareholders and shareholders of Nicolet. Investors may obtain copies of the joint proxy statement/prospectus and other relevant documents (as they become available) free of charge on Nicolet’s website at www.nicoletbank.com Copies of the documents filed with the SEC by us will be available free of charge on our website at www.baylake.com

We, Nicolet and certain of our respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from our shareholders and the shareholders of Nicolet in connection with the proposed merger. Information about our directors and officers, and the directors and executive officers of Nicolet will be included in the joint proxy statement/prospectus for the proposed transaction filed with the SEC. Information about the directors and executive officers of Nicolet is also included in its annual report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015. Information about our directors and executive officers of Baylake is also included in the proxy statement for our 2015 annual meeting of shareholders, which was filed with the SEC on April 24, 2015. Additional information regarding the interests of such participants and other persons who may be deemed participants in the transaction will be included in the joint proxy statement/prospectus and the other relevant documents filed with the SEC when they become available.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, including the discussion set forth below regarding our pending merger with and into Nicolet, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our or Nicolet’s control that may cause our, Nicolet’s or the combined company’s actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause our, Nicolet’s or the combined company’s actual results to differ materially from the forward-looking statements: (1) our and Nicolet’s businesses may not integrate successfully or the integration may be more difficult, time-consuming or costly than expected; (2) the expected growth opportunities and cost savings from the transaction may not be fully realized or may take longer to realize than expected; (3) revenues following the transaction may be lower than expected as a result of losses of customers or other reasons, including issues arising in connection with integration of the two banks; (4) deposit attrition, operating costs, customer loss and business disruption following the transaction, including difficulties in maintaining relationships with employees, may be greater than expected; (5) governmental approvals of the transaction may not be obtained on the proposed terms or expected timeframe; (6) the terms of the proposed truncation may need to be modified to satisfy such approvals or conditions; (7) our or Nicolet’s shareholders may fail to approve the transaction; (8) reputational risks and the reaction of the companies’ customers to the transaction; (9) diversion of management time on merger related issues: (10) changes in asset quality and credit risk; (11) the cost and availability of capital: (12) customer acceptance of the combined company’s products and services; (13) customer borrowing, repayment, investment and deposit practices; (14) the introduction, withdrawal, success and timing of business initiatives; (15) the impact, extent and timing of technological changes; (16) severe catastrophic events in our or Nicolet’s geographic area; (17) a weakening of the economies in which the combined company will conduct operations may adversely affect its operating results; (18) the U.S. legal and regulatory framework, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act, could adversely affect the operation results of the combined company: (19) the interest rate environment may compress margins and adversely affect net interest income: and (20) competition from other financial services companies in the companies’ markets could adversely affect operations. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q. All subsequent written and oral forward-looking statements concerning us, Nicolet or the proposed merger or other matters and attributable to us, Nicolet or any person actin on either of our behalf are expressly qualified in their entirety by the cautionary statement above. Neither we nor Nicolet undertake any obligation to update any forward-looking statement, whether written or oral, to reflect the circumstances or events that occur after the date the forward-looking statements are made.

Acquisition Agreement

On May 8, 2015, we announced the signing of a definitive agreement to acquire NEW Bancshares, Inc. (“NEW”) in a cash and stock transaction. NEW, headquartered in Kewaunee, Wisconsin, is the parent company of Union State Bank (“Union”), which operates four locations in northeast Wisconsin. At September 30, 2015, Union had approximately $81.9 million in total assets, $48.4 million in loans, and $72.5 million in deposits.

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

Plan of Merger

On September 8, 2015, we announced jointly with Nicolet the signing of an Agreement and Plan of Merger (the “Nicolet Merger Agreement”), pursuant to which we will merge with and into Nicolet (the “Nicolet Merger”). Following the Nicolet Merger, Baylake Bank, our wholly-owned bank subsidiary, will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank, with all bank branches operating under the Nicolet National Bank brand.

We and Nicolet have agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, which will include a joint proxy statement/prospectus. As soon as practical following effectiveness of the registration statement on Form S-4, we and Nicolet will each call a special shareholders meeting to approve the Nicolet Merger Agreement. Subject to the provision relating to change in recommendation in connection with a superior proposal, our and Nicolet’s respective boards of directors have agreed to recommend that our respective shareholders approve the Nicolet Merger Agreement.

Merger Consideration.  Pursuant to the terms and subject to the conditions set forth in the Nicolet Merger Agreement, at the effective time of the Nicolet Merger, each issued and outstanding share of our common stock (other than our common stock we hold in treasury or held directly or indirectly by Nicolet, which shares will be canceled prior to any exchange therefor), will be exchanged for the right to receive 0.4517 of a share of Nicolet common stock and cash in lieu of any fractional shares.

Treatment of Restricted Stock and Stock Options.  At the effective time of the Nicolet Merger, and subject to the exchange ratio outlined in the Nicolet Merger Agreement, each restricted stock unit and option granted by us, whether vested or unvested, shall be substituted with an equity award issued under a Nicolet stock plan or adjusted under a Baylake stock plan to be exercisable for Nicolet common stock.

Board of Directors and Executive Officers.  Upon consummation of the Nicolet Merger, the board of directors of Nicolet will consist of sixteen members, eight selected by the Nicolet board of directors and eight selected by our board of directors. The Nominating Committee of the Nicolet board of directors shall consist of two directors each from Nicolet and us for a period of two years after closing. Nicolet will establish a Co-Chairman and Co-Chief Executive Officer structure for Robert B. Atwell and Robert J. Cera, and deliver an employment agreement to Robert J. Cera as of the closing date.

Closing Conditions.  Consummation of the Nicolet Merger is subject to certain mutual closing conditions, including, without limitation, (i) the approval of the Nicolet Merger Agreement by our shareholders and the shareholders of Nicolet; (ii) Nicolet listing its common stock on NASDAQ; (iii) the registration statement on Form S-4 shall become effective; (iv) the absence of certain legal proceedings challenging the Nicolet Merger; and (v) the receipt of all required regulatory approvals.

In addition to these mutual conditions, each party’s obligation to consummate the Nicolet Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of each party’s representations and warranties; and (ii) each party’s compliance with its covenants and agreements contained in the Nicolet Merger Agreement.

Representations, Warranties and Covenants.  The Nicolet Merger Agreement includes detailed representations, warranties and covenant provisions that are customary for transactions of this type.

No Solicitation.  The Nicolet Merger Agreement restricts the ability of either us or Nicolet to solicit proposals or enter into agreements relating to alternative business combination transactions. However, should either Nicolet or we receive an unsolicited bona fide Acquisition Proposal (as defined in the Nicolet Merger Agreement), and the receiving entity’s board of directors concludes in good faith that such proposal is or would reasonably be likely to result in an Acquisition Proposal which is superior to that described in the Nicolet Merger Agreement, such entity may negotiate with the third party. The receiving party may not terminate the Nicolet Merger Agreement in order to enter into an agreement with respect to such an Acquisition Proposal without providing the other party to the Nicolet Merger Agreement five business days to respond to such unsolicited Acquisition Proposal, during which time the parties to the Nicolet Merger Agreement shall cooperate with each other with the intent of engaging in good faith negotiations.

Termination.  The Nicolet Merger Agreement contains certain termination rights for both us and Nicolet, including, among others, the right to terminate, by either party, (i) if the required regulatory approvals are not obtained; (ii) if the Nicolet Merger is not consummated on or before September 8, 2016; (iii) if Nicolet’s shareholders or our shareholders fail to approve the Nicolet Merger Agreement; (iv) upon a breach by either Nicolet or us of our respective representations, warranties, covenants or other agreements contained in the Nicolet Merger Agreement; or (v) if Nicolet or we become subject to a law or order that prevents the Nicolet Merger from being consummated. In addition, Nicolet or we may terminate the Nicolet Merger Agreement to enter into an alternative business combination transaction pursuant to a superior proposal as described above. If the Nicolet Merger Agreement is terminated under certain circumstances by Nicolet or us, the terminating party has agreed to pay the other party a termination fee of $7.0 million.

Branch Closure

In January 2015, we announced our intention to close one of our branches in Brown County. This closure was consummated in April 2015, however, we retained the property for use in future bank operations. In October 2015, we entered into a lease with Nicolet whereas Nicolet will lease this branch facility from us for a nominal rent. The term of the lease expires on the date the Nicolet Merger is completed.

Land Held for Sale

In April 2015, we accepted an offer to sell a vacant real estate property we own located in Neenah, Wisconsin. At December 31, 2014, the property was reflected in our Consolidated Balance Sheet as Premises and Equipment held for sale in the amount of $0.8 million. During the third quarter of 2015, the carrying value of the property was reduced by $0.1 million to expedite the sale of the property. This transaction is expected to be completed no later than December 31, 2015.

Branch Facilities

In June 2015, we entered into an agreement to purchase, subject to conditions of the agreement, a building and the accompanying real estate in Sister Bay, Wisconsin in the amount of $1.1 million. The transaction was completed in September 2015. Renovations of $1.2 million are planned and, post renovation, we intend to relocate our current Sister Bay branch to the new facility.

In October 2015, we entered into an agreement to renovate our branch facility in Appleton, Wisconsin. The renovations are expected to be completed in the second quarter of 2016 at an estimated cost of $1.1 million. The branch facility is anticipated to remain accessible during usual business hours throughout the renovation.

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

As of September 30, 2015 the total balance of goodwill held on our balance sheet was $7.2 million. As of September 30, 2015, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2015 and 2014.

SUMMARY RESULTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income, as reported	$2,291	$2,457	$6,880	$6,681
Earnings per share-basic, as reported	$0.25	$0.29	$0.74	$0.82
Earnings per share-diluted, as reported	$0.24	$0.26	$0.73	$0.73
Cash dividends declared per share	$0.09	$0.08	$0.25	$0.22

Return on average assets	0.90%	0.98%	0.93%	0.91%
Return on average equity	8.32%	9.64%	8.49%	9.18%
Efficiency ratio (1)	67.64%	64.52%	67.86%	68.24%
Efficiency ratio (non-GAAP)-tax equivalent (1)	66.97%	63.30%	66.58%	66.98%

Efficiency Ratio: GAAP to Non-GAAP reconciliation (1)

Non-interest Expense	$6,944	$6,508	$21,269	$20,270
Less: significant, nonrecurring expenses	—	—	163 (2)	—
Non-interest Expense (non-GAAP)	$6,944	$6,508	$21,106	$20,270

Net-interest Income	$7,993	$7,758	$24,110	$23,194
Plus: Tax equivalent adjustment relating to tax exempt loans and investments	247	262	755	791
Net-interest income (non-GAAP) – tax equivalent	$8,240	$8,020	$24,865	$23,985

Non-interest Income	$2,273	$2,329	$7,231	$6,511
Less: net securities gains	132	71	384	232
Less: net gains relating to disposal of fixed assets	12	(4)	12	1
Non-interest income (non-GAAP)	$2,129	$2,262	$6,835	$6,278

(1) Efficiency ratio is calculated as follows: non-interest expense less significant, non-recurring expenses divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment security gains, net gains on sale of fixed assets and land held for sale and significant, non-recurring income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of such income arising from both taxable and non-taxable sources. However, as calculated, this ratio is not considered to be in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and as such, the ratio is presented in accordance with U.S. GAAP as well.

(2) The non-deductible payment of $0.2 million to the other member of UFS, LLC pursuant to an agreement between the Bank and the other member relating to the Bank’s pro rata share of the tax liability resulting from a reorganization transaction involving UFS that occurred in the fourth quarter of 2014, but was not settled until the second quarter of 2015 and is not considered to be usual or recurring due to its nature.

Net income of $2.3 million for the three months ended September 30, 2015 decreased from net income of $2.5 million for the comparable period in 2014. Net interest income before provision for loan losses was $8.0 million for the three months ended September 30, 2015 and $7.8 million for the comparable period last year. The increase resulted from a $0.2 million reduction in interest expense, as well as a modest increase in interest income. No PFLL was charged to operations for either the three months ended September 30, 2015 or of the same period of 2014. Noninterest income of $2.3 million for the three months ended September 30, 2015 was relatively unchanged compared to the same period of 2014. Noninterest expense increased $0.4 million (6.7%) to $6.9 million for the third quarter of 2015 compared to $6.5 million for the third quarter of 2014. During the third quarter of 2015, salaries and benefits costs increased $0.3 million compared to the same quarter of 2014 due to more highly compensated employees hired earlier in 2015. Legal and professional costs increased $0.1 million for the third quarter of 2015 compared to the third quarter of 2014 related to the pending acquisition of NEW announced in May of 2015 and the pending merger with Nicolet, announced in September 2015. Additionally, losses related to unauthorized wires of $0.2 million was incurred in the third quarter of 2015. These increases in costs were offset in part by a $0.2 million decrease in costs relating to the operation of other real estate owned during the quarter ended September 30, 2015 compared to the same quarter in 2014.

Net income of $6.9 million for the nine months ended September 30, 2015 increased from net income of $6.7 million for the comparable period in 2014. Net interest income before provision for loan losses was $24.1 million for the nine months ended September 30, 2015 and $23.2 million for the comparable period last year. The increase resulted from a $0.2 million increase in interest income as well as a $0.7 million reduction in interest expense. A PFLL of $0.2 million was charged to operations for the nine months ended September 30, 2015 compared to no PFLL recorded during the comparable period of 2014. Noninterest income increased $0.7 million (11.1%) to $7.2 million for the nine months of 2015 versus $6.5 million for the comparable period of 2014. The increase resulted primarily from a $0.3 million increase in gain on sale of loans, a $0.2 million increase in fees for other services to customers, a $0.2 million increase in gains from sale of securities, and a $0.1 million increase in net change in valuation of mortgage servicing rights offset by a $0.1 million decrease in other income. Noninterest expense increased $1.0 million (4.9%) to $21.3 million for the nine months ended September 30, 2015 compared to $20.3 million for the comparable period 2014. This increase resulted primarily due to costs recorded during the first quarter of 2015 related to the departure of one of our senior executive officers, the addition of key personnel in the commercial banking and wealth management areas, the non-deductible payment of $0.2 million under the agreement with the other member of UFS in settlement of the UFS reorganization, increased legal and professional costs of $0.2 million relating to the pending NEW acquisition and Nicolet merger and costs associated with the branding initiative that began in the fourth quarter of 2014 offset in part by a $0.2 million decline in costs relating to the operation of other real estate owned properties.

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

Net interest income on a tax-equivalent basis was $8.2 million for the three months ended September 30, 2015, compared to $8.0 million for the same period in 2014. Average earning assets increased $17.8 million (1.9%) to $930.2 million for the third quarter of 2015 compared to $912.4 million for the quarter ended September 30, 2014. Increases of $57.5 million (9.1%) in average loans, $0.2 million (0.5%) in tax exempt securities and $0.6 million (1.1%) in federal funds sold and interest bearing due from financial institution balances were offset by decreases of $40.6 million (22.1%) in average taxable securities. The yield on average earning assets for the quarter ended September 30, 2015 decreased 4 bps to 3.79% compared to 3.83% for the same period in 2014 due to the average yield on taxable securities decreasing 16 bps to 2.60% for the third quarter of 2015 from 2.76% for the same period in 2014, a decrease in the yield on tax exempt securities of 52 bps to 4.45% for the third quarter of 2015 from 4.97% for the same period in 2014, and a decrease in yield on loans of 10 bps to 4.26% during the third quarter of 2015 compared 4.36% for the same period in 2014. We have continued to focus on prudent loan growth during the third quarter of 2015 in an effort to utilize low cost funding available through liquid cash balances, primarily from increased customer demand deposits and repurchase agreements.

Average interest-bearing liabilities for the three months ended September 30, 2015 decreased to $716.3 million from $736.3 million for the same period in 2014, but were offset by an increase of noninterest-bearing demand deposits from $150.5 million for the three months ended September 30, 2014 to $180.4 million for the three months ended September 30, 2015. The decrease in interest-bearing liabilities is primarily due to use of available deposit balances and due from financial institutions balance to facilitate a reduction of average FHLB advances of $29.6 million (41.2%). Additionally, average interest-bearing liabilities decreased due to the conversion of the remaining Convertible Notes during the second quarter of 2015.

The cost of average interest-bearing liabilities for the three months ended September 30, 2015 declined 7 bps from 0.42% for the third quarter of 2014 to 0.35% for the third quarter of 2015. The reductions in the cost of interest-bearing liabilities resulted primarily from a reduction of interest costs associated with repurchase agreements and certificates of deposits as higher cost term deposits matured into the lower cost products, offset in part by an increase in the cost of FHLB borrowings as lower cost variable rate advances without associated prepayment penalties were paid off prior to maturity due to available liquidity.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased from 3.41% for the third quarter of 2014 to 3.45% for the third quarter of 2015, resulting from the 7 bp decrease in the cost of interest-bearing liabilities, offset in part by the 4 bp decrease in the yield on interest-bearing assets.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2015 was 3.52% compared to 3.49% for the same period in 2014.

Net interest income on a tax-equivalent basis was $24.9 million for the nine months ended September 30, 2015, compared to $24.0 million for the same period in 2014. The increase for the nine months of 2015 resulted primarily from a $0.2 million increase in interest income on interest-earning assets and a $0.7 million decrease in interest expense on interest-bearing liabilities compared to the same period in 2014. Average earning assets increased $18.0 million (2.0%) to $911.3 million for the nine months ended September 30, 2015 compared to $893.3 million for the comparable nine month period of 2014. An increase of $51.6 million (8.2%) in average loans, and $0.2 million (0.5%) in federal funds sold and interest-bearing due from financial institutions balances was partially offset by a decrease of $33.7 million (18.1%) in average taxable securities and a decrease of $0.1 million (0.2%) in tax exempt securities. The yield on average earning assets decrease 5 bps from 3.99% for the nine months ended September 30, 2014 to 3.94% for the nine months ended September 30, due to the average yield on loans declining 17 bps from 4.49% to 4.32% for the same period, and a decrease in the yield on tax exempt securities of 36 bps to 4.63% for the first nine months of 2015 from 4.99% for the same period in 2014. This was offset in part by an increase in yield on taxable securities from 2.70% for the first nine months of 2014 to 2.82% for the first nine months of 2015. We have continued to focus on prudent loan growth during the third quarter of 2015 in an effort to utilize low cost funding available through liquid cash balances, primarily increased customer demand deposits and repurchase agreements.

Average interest-bearing liabilities decreased from $739.7 million for first nine months of 2014 to $720.6 million for the same period in 2015, offset by an increase of noninterest-bearing demand deposits from $132.0 million for the first nine months in 2014 to $157.3 million for the nine months ended September 30, 2015.

The cost of average interest-bearing liabilities declined 11 bps from 0.48% for the nine months ended September 30, 2014 to 0.37% or the same period of 2015. The reductions in the cost of interest-bearing liabilities resulted primarily from a reduction of interest costs associated with repurchase agreements and non-core money market deposits.

Interest rate spread increased from 3.51% for the first nine months of 2014 to 3.57% for the first nine months of 2015 resulting from the 5 bp decrease in the yield on interest-earning assets, offset by the 11 bp decrease in the cost of interest-bearing liabilities.

Net interest margin for the nine months ended September 30, 2015 was 3.65% compared to 3.59% for the same period in 2014.

The Company continues to focus on increasing lending into broader markets as well as on retaining and expanding customer relationships in an effort to increase yields on interest-earning assets as well as decrease the reduce the reliance on wholesale funding sources, in turn, maintaining the improving the net interest margin.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS

(Dollar amounts in thousands)

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$687,401	$7,389	4.26%	$629,857	$6,927	4.36%
Taxable securities	143,311	930	2.60%	183,934	1,270	2.76%
Tax exempt securities (1)	46,183	514	4.45%	45,939	570	4.97%
Federal funds sold and interest-bearing due from financial institutions	53,275	34	0.25%	52,671	34	0.25%
Total interest-earning assets	930,170	8,867	3.79%	912,401	8,801	3.83%
Noninterest earning assets	83,186			83,305
Total assets	$1,013,356			$995,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$611,767	328	0.21%	$604,208	399	0.26%
Federal funds purchased	—	—	—%	—	—	—%
Customer repurchase agreements	46,179	13	0.11%	39,762	25	0.24%
Federal Home Loan Bank advances	42,268	219	2.06%	71,867	175	0.96%
Convertible promissory notes	—	—	—%	4,375	118	10.83%
Subordinated debentures	16,100	67	1.63%	16,100	65	1.58%
Total interest-bearing liabilities	716,314	627	0.34%	736,312	782	0.42%
Demand deposits	180,444			150,467
Accrued expenses and other liabilities	7,325			7,781
Stockholders’ equity	109,273			101,146
Total liabilities and stockholders’ equity	$1,013,356			$995,706
Net interest income		$8,240			$8,019
Interest rate spread (3)			3.45%			3.41%
Net interest margin (4)			3.52%			3.49%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.

(3)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.
(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$680,600	$22,000	4.32%	$628,975	$21,113	4.49%
Taxable securities	152,434	3,225	2.82%	186,153	3,768	2.70%
Tax exempt securities (1)	45,259	1,573	4.63%	45,339	1,697	4.99%
Federal funds sold and interest-bearing due from financial institutions	32,973	62	0.25%	32,795	62	0.25%
Total interest-earning assets	911,266	26,860	3.94%	893,262	26,640	3.99%
Noninterest earning assets	82,163			83,294
Total assets	$993,429			$976,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$607,936	1,003	0.22%	$600,493	1,226	0.27%
Federal funds purchased	29	—	1.14%	105	1	0.67%
Customer repurchase agreements	47,116	50	0.14%	41,009	74	0.24%
Federal Home Loan Bank advances	49,019	716	1.95%	74,755	589	1.05%
Convertible promissory notes	357	27	10.00%	7,232	571	10.52%
Subordinated debentures	16,100	198	1.62%	16,100	194	1.59%
Total interest-bearing liabilities	720,557	1,994	0.37%	739,694	2,655	0.48%
Demand deposits	157,280			132,022
Accrued expenses and other liabilities	7,309			7,554
Stockholders’ equity	108,283			97,286
Total liabilities and stockholders’ equity	$993,429			$976,556
Net interest income		$24,866			$23,985
Interest rate spread (3)			3.57%			3.51%
Net interest margin (4)			3.65%			3.59%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.

(3)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.
(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)

(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$619	$(157)	$462
Taxable securities	(228)	(112)	(340)
Tax exempt securities	3	(59)	(56)
Federal funds sold and interest-bearing due from financial institutions	—	—	—
Total interest-earning assets	$394	$(328)	$66

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(25)	$(46)	$(71)
Customer repurchase agreements and federal funds purchased	3	(15)	(12)
FHLB advances	(94)	138	44
Convertible promissory notes	(59)	(59)	(118)
Subordinated debentures	—	2	2
Total interest-bearing liabilities	$(175)	$20	$(155)
Net interest income	$569	$(348)	$221

(1)   The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.8% for the three months ended September 30, 2015 increased from 91.6% for the three months ended September 30, 2014.

RATE/VOLUME ANALYSIS (1)

(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$1,688	$(801)	$887
Taxable securities	(613)	70	(543)
Tax exempt securities	(4)	(120)	(124)
Federal funds sold and interest-bearing due from financial institutions	1	(1)	—
Total interest-earning assets	$1,072	$(852)	$220

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(70)	$(153)	$(223)
Customer repurchase agreements and federal funds purchased	10	(35)	(25)
FHLB advances	(253)	380	127
Convertible promissory notes	(520)	(24)	(544)
Subordinated debentures	—	4	4
Total interest-bearing liabilities	$(833)	$172	$(661)
Net interest income	$1,905	$(1,024)	$881

(1)    The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets for the nine months ended September 30, 2015 was 91.7%, increased from 91.5% for the same period in 2014.

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

No PFLL was recorded for the three months ended September 30, 2015 and 2014. No new loans were identified as being impaired during the third quarter of 2015. There were $0.4 million of net loan charge-offs for the three months ended September 30, 2015, consistent with $0.4 million for the same period 2014.

A PFLL of $0.2 million was recorded for the nine months ended September 30, 2015 compared to no PFLL recorded in the same period of 2014. Net loan charge-offs for the nine months ended September 30, 2015 and 2014 were $0.7 million and $0.6 million, respectively. Net annualized charge-offs to average loans was 0.15% for the nine months ended September 30, 2015 compared to 0.13% for the same period in 2014. For the nine months ended September 30, 2015, nonperforming loans decreased by $1.5 million (29.7%) to $3.6 million from $5.2 million at December 31, 2014. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans. On an ongoing basis, we continue to monitor the level of risk inherent in our loan portfolio in relationship to the return we receive on these loans to achieve an appropriate balance between the two and modify our underwriting expectations as appropriate.

Our management believes that the ALL at September 30, 2015 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2015 and 2014, respectively.

NONINTEREST INCOME

(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2015	September 30, 2014	% Change	September 30, 2015	September 30, 2014	% Change
Fees from fiduciary services	$295	$287	2.8%	$892	$791	12.8%
Fees from loan servicing	133	133	—%	428	433	(1.2)%
Charges for other services to customers	816	830	(1.7)%	2,352	2,179	7.9%
Other fee income	164	173	(5.2)%	474	488	(2.9)%
Financial services income	301	281	7.1%	841	799	5.3%
Net gains on sales of loans	247	199	24.1%	731	452	61.7%
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(25)	3	(933.3)%	(48)	(131)	63.4%
Net gains from sale of securities	132	71	85.9%	384	232	65.5%
Gains (losses) from sale of fixed assets	12	(4)	400.0%	12	1	1100.0%
Increase in cash surrender value of life insurance	78	85	(8.2)%	263	287	(8.4)%
Equity in income of UFS subsidiary	213	299	(28.8)%	900	881	2.2%
Other income (expense)	(93)	(28)	(232.1)%	2	99	(98.0)%
Total Noninterest Income	$2,273	$2,329	(2.4)%	$7,231	$6,511	11.1%

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts and other fee income.

Noninterest income decreased $0.1 million for the three months ended September 30, 2015 versus the comparable period in 2014 primarily resulting from nominal net gains on sales of securities and gains from sales of loans, offset by a nominal decrease in equity in income from UFS.

Noninterest income increased $0.7 million for the nine months ended September 30, 2015 versus the comparable period in 2014. Net gains from the sale of loans increased $0.3 million (61.7%), gains on sale of securities increased $0.2 million (65.5%), net changes in the valuation of mortgage servicing rights improved by $0.1 million, and changes for other services to customers increased $0.2 million (7.9%), all of which were offset by a decrease in other income of $0.1 million (98.0%).

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2015 and 2014.

NONINTEREST EXPENSE

(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2015	September 30, 2014	% Change	September 30, 2015	September 30, 2014	% Change
Salaries and employee benefits	$3,883	$3,630	7.0%	$12,543	$12,086	3.8%
Occupancy	550	544	1.1%	1,667	1,618	3.0%
Equipment	339	328	3.4%	1,020	982	3.9%
Data processing and courier	243	222	9.5%	706	625	13.0%
Operation of other real estate owned	178	339	(47.5)%	417	646	(35.4)%
Business development and advertising	147	151	(2.6)%	562	460	22.2%
Charitable contributions	7	14	(50.0)%	70	43	62.8%
Stationery and supplies	99	121	(18.2)%	282	374	24.6%
Director fees	104	94	10.6%	296	290	2.1%
FDIC insurance	147	156	(5.8)%	444	456	(2.6)%
Audit and legal	322	201	60.2%	740	530	39.6%
Loan and collection	16	6	166.7%	50	43	16.3%
Other outside services	301	250	20.4%	904	876	3.2%
Other operating expenses	608	452	34.5%	1,568	1,241	26.3%
Total Noninterest Expense	$6,944	$6,508	6.7%	$21,269	$20,270	4.9%

Total noninterest expense increased by $0.4 million to $6.9 million for the three months ended September 30, 2015 compared to $6.5 million for the same period ended September 30, 2014. During the third quarter of 2015, salaries and benefit costs increased $0.3 million compared to the same quarter of 2014 due to the addition of more highly compensated employees earlier in 2015. Legal and professional costs increased $0.1 million for the quarter ended September 30, 2015 compared to the same quarter of 2014 related to the pending NEW acquisition and the pending merger with Nicolet. Additionally, losses related to unauthorized wires of $0.2 million were incurred during the third quarter of 2015. These increases were offset in part by a decrease in costs relating to the operation of other real estate owned of $0.2 million during the third quarter of September 2015 compared to the same quarter of 2014. The noninterest expense to average assets ratio was 2.7% for the three months ended September 30, 2015, increased slightly from 2.6% for the same period in 2014.

Total noninterest expense increased by $1.0 million to $21.3 million for the nine months ended September 30, 2015 compared to $20.3 million for the same period ended September 30, 2014.

Salaries and employee benefits were $12.5 million for the nine months ended September 30, 2015, compared to $12.1 million for the nine months ended September 30, 2014. Although the number of full-time equivalent employees decreased from 252 at September 30, 2014 to 247 at September 30, 2015, investment in additional, more highly compensated personnel in key areas of the Bank occurred during the first quarter of 2015. Additionally, $0.2 million of salary and benefits costs were recorded in the first quarter of 2015 related to the departure of one of our senior executive officers. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2015 salary expense is $0.3 million of expense related to our long-term equity incentive plan and $0.1 million related to our performance-based incentive program.

Audit and legal expenses increased $0.2 million and business development expenses increased $0.1 million for the nine months ended September 30, 2015 compared to the same period of 2014. The increase in audit and legal resulted primarily from costs incurred relating to the pending acquisition of NEW and the pending merger with Nicolet. During the fourth quarter of 2014, a branding initiative was begun, resulting in increased business development and advertising cost in the first nine months of 2015 compared to the same period in 2014. Other operating expenses in the nine months ended September 30, 2015 included $0.2 million relating to the non-deductible reimbursement paid to the other member of UFS LLC that was not incurred in the same period of 2014.

The noninterest expense to average assets ratio was 2.9% for the nine months ended September 30, 2015, increased slightly from 2.8% for the same period in 2014.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was 1.8% for the three months ended September 30, 2015 increased slightly from 1.7% for three months ended September 30, 2014. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, land held for sale, and the payment made in conjunction with the UFS reorganization transaction). The efficiency ratio increased from 64.5% (63.3% non-GAAP, tax equivalent) for the quarter ended September 30, 2014 to 67.4% (67.6% non-GAAP, tax equivalent) for the quarter ended September 30, 2015, and from 68.2% (67.0% non-GAAP, tax equivalent) for the nine months ended September 30, 2014 to 67.9% (66.6% non-GAAP, tax equivalent) for the nine months ended September 30, 2015. The increased efficiency ratio is due primarily to the additional costs associated with the acquisition and merger activity. A lower efficiency ratio represents a more efficient operation

Income Taxes:

We recorded an income tax expense of $1.0 million for the three months ended September 30, 2015 versus an expense of $1.1 million for the same period in 2014. The decrease in tax expense is primarily attributable to a year-over-year decrease in pre-tax income for the third quarter of 2015 versus the comparable period of 2014. The effective tax rate for the three months ended September 30, 2015 decreased slightly to 31.0% from 31.3% for the same period in 2014.

Income tax expense recorded for the nine months ended September 30, 2015 was $3.0 million compared to $2.8 million for the same period in 2014. The increase in tax expense is primarily attributable to an increase in pre-tax income for the first nine months of 2015 versus the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 30.3% and 29.2% respectively.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2015, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	September 30, 2015	December 31, 2014	Percent Change
Real estate-mortgage:
Commercial	$316,679	$304,446	4.0%
1-4 family residential
First liens	108,049	106,292	1.7%
Junior liens	5,895	5,623	4.8%
Home equity	39,951	40,176	(0.6)%
Commercial and agricultural:
Syndicated	66,225	65,429	1.2%
Other	93,666	88,045	6.4%
Real estate-construction	34,885	40,808	(14.5)%
Installment
Credit cards and related plans	1,341	1,353	(0.9)%
Other	4,331	4,722	(8.3)%
Obligations of states and political subdivisions	21,131	22,964	(8.0)%
Less: Deferred origination fees, net of costs	(512)	(501)	(2.2)%
Less: Allowance for loan losses	(6,510)	(7,051)	7.7%
Total	$685,131	$672,306	1.9%

Net loans increased $12.8 million (1.9%) from $672.3 million at December 31, 2014 to $685.1 million at September 30, 2015. In addition to originating loans, we buy and sell loan participations with other financial institutions, primarily located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $66.2 million and $65.4 million in loan balances outstanding at September 30, 2015 and December 31, 2014, respectively.

Real estate loans secured by 1-4 family first lien mortgages totaled $108.0 million at September 30, 2015, an increase of $1.8 million (1.7%) from December 31, 2014. Other commercial and agricultural loans totaled $93.7 million at September 30, 2015, an increase of $5.6 million (6.4%) from December 31, 2014. Commercial real estate loans, which totaled $316.7 million at September 30, 2015, comprised 46.2% of our loan portfolio, up $12.3 million (4.0%) from $304.4 million, at December 31, 2014, comprising 45.3% of our loan portfolio at that date. We attempt to attain overall loan growth while maintaining a prudent portfolio mix.

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

The ALL at September 30, 2015 was $6.5 million, compared to $7.1 million at December 31, 2014. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS

(Dollars amounts in thousands)

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Nonperforming Assets:
Nonaccrual loans	$3,352		$4,708		$5,731		$5,155		$5,647
Nonaccrual loans, restructured	271		62		—		—		256
Total nonperforming loans (“NPLs”)	$3,623		$4,770		$5,731		$5,155		$5,903
Other real estate owned, net	3,977		4,022		4,195		4,266		4,987
Total nonperforming assets (“NPAs”)	$7,600		$8,792		$9,926		$9,421		$10,890
Restructured loans, accruing(1)	$6,578		$6,816		$6,907		$8,656		$8,656

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	6.57	x	11.69	x	6.97	x	11.62	x	8.80	x
NCOs to average loans (annualized)	0.15%		0.09%		0.15%		0.10%		0.13%
ALL to total loans	0.94%		1.01%		1.04%		1.18%		1.12%
NPLs to total loans	0.52%		0.70%		0.85%		0.76%		0.93%
NPAs to total assets	0.74%		0.90%		1.00%		0.92%		1.11%
ALL to NPLs	179.69%		145.83%		122.20%		136.78%		119.58%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

The ALL to NPL ratio increased from 136.78% at December 31, 2014 to 179.69% at September 30, 2015 due primarily to a decrease in nonperforming loans in the first nine months of 2015. During the quarter ended September 30, 2015, other real estate owned declined slightly due to the sale of two such real estate properties totaling $0.3 million. Offsetting the sale, three properties totaling $0.3 million were transferred into other real estate owned during the quarter ended September 30, 2015.

Restructured loans accruing at September 30, 2015 decreased $0.2 million from the prior quarter end due to a restructured, accruing loan of $0.2 million being changed to nonaccrual status. One loan of $0.1 million was added to the restructured loans accruing category and payments of $0.1 million were received on restructured accruing loans during the quarter ended September 30, 2015. Restructured loans accruing at September 30, 2015 were $6.6 million, a decrease of $2.1 million during the first nine months of 2015 primarily due to one restructured accruing loan with modified terms totaling $1.8 million being transferred out of the restructured loan category upon performance with its restructured terms for a sufficient period of time.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)

30-89 DAYS PAST DUE

(Dollars amounts in thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Secured by real estate	$1,572	$2,454	$2,303	$1,309	$2,603
Commercial, syndicated	—	—	—	—	—
Commercial, other	1	1	6	11	35
Loans to individuals	28	5	12	35	18
All other loans	—	—	—	—	—
Total	$1,601	$2,460	$2,321	$1,355	$2,656
Percentage of total loans	0.23%	0.36%	0.35%	0.19%	0.42%

As reflected above, loan balances 30-89 days past due at September 30, 2015 have increased $0.2 million compared to December 31, 2014 but decreased $1.1 million from September 30, 2014. The increase in 30-89 days past due loans during the first nine months of 2015 occurred primarily in real estate-mortgage balances ($0.3 million) and construction loans ($0.1 million) offset in part by a decrease in real estate-commercial loans ($0.2 million). Subsequently, $0.4 million of the loans 30-89 days past due at September 30, 2015 were brought current.

Information regarding other real estate owned is as follows:

OTHER REAL ESTATE OWNED, NET

(Dollars amounts in thousands)

	Nine months ended September 30, 2015	Twelve months ended December 31, 2014	Nine months ended September 30, 2014

Beginning balance	$5,093	$8,566	$8,566
Transfer of loans to other real estate owned	372	1,204	586
Sales proceeds, net	(539)	(2,525)	(1,437)
Net gain from sale of other real estate owned	32	19	48
Valuation allowance recovered upon disposition of other real estate owned	(177)	(2,171)	(1,179)
Total other real estate owned	4,781	5,093	6,584
Valuation allowance for losses	(804)	(827)	(1,597)
Total other real estate owned, net	$3,977	$4,266	$4,987

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

 (Dollars amounts in thousands)

	Nine months ended September 30, 2015	Twelve months ended December 31, 2014	Nine months ended September 30, 2014

Beginning balance	$827	$2,268	$2,268
Provision charged to operations	154	730	508
Valuation allowance recovered upon disposition of other real estate owned	(177)	(2,171)	(1,179)
Ending balance	$804	$827	$1,597

The foreclosure process commences on consumer real estate loans when a borrower becomes 120 or greater days delinquent in accordance with Consumer Finance Protection Bureau guidelines. Foreclosure procedures and timelines may vary depending on a variety of factors, including where the property in located. At both September 30, 2015 and December 31, 2014, the recorded investment in consumer mortgage loans that were in the process of foreclosure was $0.3 million. Additionally, $0.2 million at September 30, 2015 and $0.3 million at December 31, 2014 of loans serviced for and guaranteed by FHLMC were in the process of foreclosure. Although these loans continue to be serviced by the Bank, these loans are sold to FHLMC once originated and therefore, no balances are included in the our balance sheet.

Consumer mortgage properties are derecognized as mortgage loans and classified as other real estate owned when the Bank has control of the property, regardless of whether legal title has been transferred in the completed foreclosure process. At both September 30, 2015 and December 31, 2014, titles relating to all of the consumer mortgage loan properties classified as other real estate owned had been transferred to us. At September 30, 2015, $1.4 million of consumer mortgage properties were held as other real estate owned.

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2015, our securities available for sale (“AFS”) decreased $24.8 million (13.6%) to $158.1 million compared to $182.9 million at December 31, 2014. At September 30, 2015, the AFS investment portfolio represented 15.5% of total assets compared to 17.9% at December 31, 2014. For the nine months ended September 30, 2015, principal payments of $27.2 million were received on AFS securities, which included $9.9 million from the maturity or call of such securities. For the nine months ended September 30, 2015, we purchased $16.2 million of AFS securities and sold $12.8 million of AFS securities at a $0.4 million gain. Additionally, AFS securities decreased during the nine months ended September 30, 2015 by $1.1 million due to net amortization of premiums and discounts originated at the time the securities were purchased and were reduced by a decrease in unrealized gains of $0.3 million.

At September 30, 2015 and December 31, 2014, the held to maturity (“HTM”) investment portfolio comprised three securities totaling $25.5 million and $25.6 million, respectively. During the nine months ended September 30, 2015, we did not purchase any HTM securities.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at September 30, 2015 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $0.3 million at September 30, 2015, representing 88.7% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 10.3% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At September 30, 2015 and December 31, 2014, we did not hold securities of any one issuer, other than FNMA, GNMA, FHLMC, or VA, each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity. As of September 30, 2015, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 15.5% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at September 30, 2015 increased $34.3 million (4.5%) to $799.8 million from $765.5 million at December 31, 2014. The increase for the nine months was a result of an increase in non-interest-bearing demand deposit balances of $33.6 million (21.9%) and an increase in savings deposits of $20.9 million (6.3%), offset in part by a decrease in NOW balances of $5.3 million (3.8%) and a decrease in our time deposits of $14.9 million (10.7%). The total increase in interest-bearing deposits was $0.1 million (0.1%) from December 31, 2014 to September 30, 2015. At September 30, 2015, we did not hold any traditional brokered certificates of deposits, but we held $0.3 million of NOW balances that were considered brokered deposits, a decrease of $8.2 million since December 31, 2014. Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At September 30, 2015 we held $1.6 million of such Reciprocal Deposits, decreased from $1.7 million at December 31, 2014.

We continue to focus on expanding and retaining customer relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve Bank.

Other Funding Sources:

Securities repurchase agreements decreased $16.8 million (25.9%) from $64.9 million at December 31, 2014 to $48.1 million at September 30, 2015. We did not have any federal funds purchased at either September 30, 2015 or December 31, 2014. The decline in repurchase agreements during the first nine months of 2015 is related to the planned reduction in a significant commercial customer’s balances.

During the third quarter of 2015, no new FHLB advance were taken. FHLB advances were $41.6 million at September 30, 2015, down from $60.5 million at December 31, 2014, a decline of $18.9 million (31.2%), primarily due to the payoff or maturity of $16.8 million of prior period advances. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand and operations. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs.

During the third quarter of 2015, we utilized FHLB advances of varying terms and maturities to maximize and enhance our net interest margin. At September 30, 2015, all of the $41.6 million FHLB advances outstanding were fixed rate.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At September 30, 2015, the interest rate on these securities was 1.68%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At September 30, 2015, we were not in default of any provision under the Debentures and were current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding were $1.7 million as of December 31, 2014. No Convertible Notes were outstanding as of September 30, 2015.

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

On January 1, 2015, $0.6 million of Convertible Notes were converted to 115,000 shares of our common stock under the voluntary conversion terms of the Convertible Notes. In April 2015, all of the remaining $1.1 million of Convertible Notes were converted to 215,000 shares of our common stock under the voluntary conversion terms of the Convertible Notes.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2015:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$79,733	$33,300	$10,771	$—	$123,804
Repurchase agreements	48,076	—	—	—	48,076
Federal Home Loan Bank advances	4,750	3,550	33,310	—	41,610
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	32,715	43,620	—	—	76,335
Total	$165,274	$80,470	$44,081	$16,100	$305,925

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of September 30, 2015, and December 31, 2014 in the amount of $290.9 million and $238.3 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

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

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2015, principal payments totaling $17.3 million were received on investments in addition to proceeds of $9.9 million from maturities. We purchased $16.2 million in investments in the same period. Approximately 4.8%, or $5.4 million, of the mortgage-backed securities outstanding at September 30, 2015 were issued and guaranteed by GNMA; an agency of the United States government. An additional 91.3%, or $102.3 million, of the mortgage-backed securities outstanding at September 30, 2015 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 3.9%, or $4.4 million, of the outstanding mortgage-backed securities at September 30, 2015. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit increases, reflected as financing activity in the September 30, 2015 unaudited consolidated statements of cash flows, resulted in $34.3 million of cash outflow during the first nine months of 2015. In February of 2015, we entered into a customer relationship with a public entity that requires us to provide collateral for their money market deposits through the FHLB’s Public Unit Deposit program. Under this program, FHLB issues a financial standby letter of credit on our behalf secured by various loans and/or investment securities collateral provided by the Bank. Our agreement with the public entity customer limits these deposits to maximums of between $20.0 million and $40.0 million and can fluctuate quarterly. At September 30, 2015 the amount of these money market deposits was $20.1 million.

Customer deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated in 2013. We have $0.3 million in brokered NOW accounts at September 30, 2015 compared to $8.5 million of such deposits at December 31, 2014. Additionally, at September 30, 2015, we have $1.6 million of Reciprocal Deposits, decreased $0.1 million from December 31, 2014. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $190.8 million, or 27.6% of total gross loans, maturing within one year of September 30, 2015. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2015, securities repurchase agreements totaled $48.1 million compared to $64.9 million at the end of 2014. Securities repurchase agreements are obtained from a base of business and municipal customers. The decline in such repurchase agreements from December 31, 2014 to September 30, 2015 is primarily due to the planned reduction of a significant commercial customer’s deposit and repurchase balances. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $41.6 million and $60.5 million at September 30, 2015 and December 31, 2014, respectively. We utilize FHLB advances of varying terms and maturities, to maximize our net interest margin and manage our interest rate risk.

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

Capital Resources:

In June 2015, we entered into an agreement to purchase, subject to conditions of the agreement, a building and the accompanying real estate in Sister Bay, Wisconsin in the amount of $1.1 million. The transaction was completed in September 2015. We intend, post renovation, to relocate our current Sister Bay branch into the new building. The expected cost of the renovations is approximately $1.2 million. Additionally, in October 2015, we entered into an agreement to renovate our Appleton, Wisconsin branch. The expected cost of this renovation is $1.1 million and is anticipated to be completed in the second quarter of 2016. Both the purchase and the renovation of the Sister Bay facility and the renovation of the Appleton facility are expected to be financed using cash from operations.

Stockholders’ equity at September 30, 2015 and December 31, 2014 was $110.6 million and $105.5 million, respectively, reflecting an increase of $5.1 million (4.8%) during the first nine months of 2015. The increase in stockholders’ equity primarily resulted from net income of $6.9 million, the conversion of $1.6 million of debentures, the exercise of stock options of $0.1 million, stock based compensation of $0.3 million, and the vesting of restricted stock units of $0.1 million, partially offset by cash dividends of $2.3 million, the repurchase of 115,500 common shares for $1.4 million under the repurchase program approved by our Board of Directors on May 23, 2013 (the “Repurchase Program”) and a decrease in comprehensive income of $0.2 million during the first nine months of 2015. Dividends of $0.25 per share were declared and paid during the nine months ended September 30, 2015. The ratio of stockholders’ equity to assets was 10.8% and 10.3% at September 30, 2015 and December 31, 2014, respectively.

In October of 2015, we declared a $0.09 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion, and regulatory compliance.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for us on January 1, 2015 with full compliance with all of the final rule requirements to be fully phased in incrementally through January 1, 2019. As of September 30, 2015, our capital levels characterize us as “well-capitalized” under these new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section for further discussion of Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action. Additionally, they modified specified quantitative measures of assets, liabilities, and capital. These new rules require us to maintain capital in excess of previous “well-capitalized” regulatory standards, and in excess of historical levels.

The total capital ratios for the previous four quarters are as follows:

	September 30, 2015(1)	June 30, 2015(1)	March 31, 2015(1)	December 31, 2014
Company	15.90%	15.76%	15.87%	16.14%
Bank	15.35%	15.34%	15.54%	15.92%

(1) March 31, 2015, June 30, 2015, and September 30, 2015 are calculated under Basel III rules, which became effective January 1, 2015.

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

The following tables present our and the Bank’s capital ratios as of September 30, 2015 and December 31, 2014:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2015 (1)
Total Capital (to Risk-Weighted Assets)
Company	$121,645	15.90%	$61,224	8.00%	$	N/A	N/A
Bank	117,397	15.35%	61,173	8.00%		76,466	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$115,135	15.04%	$45,918	6.00%	$	N/A	N/A
Bank	110,887	14.50%	45,880	6.00%		61,173	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)
Company	$100,334	13.11%	$34,439	4.50%	$	N/A	N/A
Bank	110,887	14.50%	34,410	4.50%		49,703	6.50%
Tier 1 Capital (to Average Assets)
Company	$115,135	11.45%	$40,229	4.00%	$	N/A	N/A
Bank	110,887	11.05%	40,141	4.00%		50,176	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Company	$118,605	16.14%	$58,791	8.00%	$	N/A	N/A
Bank	116,935	15.92%	58,753	8.00%		73,441	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$109,904	14.96%	$29,395	4.00%	$	N/A	N/A
Bank	109,884	14.96%	29,376	4.00%		44,064	6.00%
Tier 1 Capital (to Average Assets)
Company	$109,904	11.26%	$39,032	4.00%	$	N/A	N/A
Bank	109,884	11.27%	39,016	4.00%		48,770	5.00%

(1) September 30, 2015 ratios are calculated under Basel III rules, which became effective January 1, 2015.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The Federal Reserve and the FDIC approved the final rules implementing Basel III. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we hold. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility for regulatory capital instruments was also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The phase-in period for the final rules became effective for us on January 1, 2015, with full compliance with all of the final rules’ requirements phased in incrementally, to be fully phased-in by January 1, 2019. Although as of September 30, 2015, we were categorized as “well-capitalized” under the new rules, our ratios have declined on a comparative basis to our regulatory capital ratios at December 31, 2014 due to compliance with the new rules under Basel III.

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

As of September 30, 2015, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2014, as described in our 2014 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bps and 200 bps increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2015.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon

	At September 30, 2015		At December 31, 2014
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bps	$1,090	3.4%	$137	0.4%
+100 bps	502	1.6%	67	0.2%
Base	—	—	—	—
-100 bps	(1,453)	(4.6)%	(1,281)	(3.9)%
-200 bps	(2,389)	(7.5)%	(2,141)	(6.6)%

As in the preceding table, at September 30, 2015, the effect of an immediate 200 bp increase in interest rates would increase our net interest income by $1.1 million or 3.4% versus a $0.1 million or 0.4% increase in net interest income from a similar change in interest rates at December 31, 2014. The change in the impact of an immediate 200 bp increase in interest rates resulted from reduction of interest sensitive liability balances, and a reduction of cash balances during the first nine months of 2015. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.4 million or 7.5%, relatively unchanged from a decrease of $2.1 million or 6.6% at December 31, 2014 based upon such a reduction in interest rates. It is projected that rates paid on interest-bearing liabilities in the current low interest rate environment have less ability to continue to decline compared to yields on interest-earning assets. Accordingly, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of no less than zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended and did not repurchase any shares of our common stock. A total of 617,500 shares have been purchased since May 23, 2013 at an average price of $11.98 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2015	—	$—	—	582,500
August 1 – August 31, 2015	—	—	—	582,500
September 1 – September 30, 2015	—	—	—	582,500
Three Months Ended September 30, 2015	—	—	—
Nine Months Ended September 30, 2015	115,000	12.52	115,000
Since May 23, 2013	617,500	$11.98	617,500	582,500

(1) On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. We repurchased an aggregate of 163,000 shares on the open market during the second, third and fourth quarters of 2013 at an average price of $10.48 per share. On April 15, 2014 our Board of Directors amended the Repurchase Program to increase the applicable shares that we could repurchase from 400,000 shares to 800,000 shares and extend the date through which those shares could be repurchased to May 30, 2015. During 2014, we repurchased 339,000 shares on the open market at an average price of $12.51 per share

On May 16, 2015, our Board of Directors amended the Repurchase Program to increase the applicable shares that could be repurchased from 800,000 shares to 1,200,000 shares and extended the date through which those shares could be repurchased to May 30, 2016. We repurchased 66,000 shares on the open market during the first quarter of 2015 at an average price of $12.50 per share.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are furnished herewith:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Baylake Corp. and NEW Bancshares, Inc., dated as of May 5, 2015, incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on May 8, 2015.

2.2	Voting Agreement and Release by and between Baylake Corp. and the person listed on Schedule I attached thereto, dated as of May 5, 2015, incorporated by reference to Exhibit 2.2 from the Company’s Current Report on Form 8-K filed on May 8, 2015

2.3	First Amendment to Agreement and Plan of Merger by and between Baylake Corp. and NEW Bancshares, Inc. dated as of October 14, 2015, incorporated by reference to Exhibit 2.1 from the Company’s Current Report on For 8-K filed on October 16, 2015.

2.4

Agreement and Plan of Merger between Nicolet Bankshares, Inc. and Baylake Corp., dated September 8, 2015, incorporated by reference to Exhibit 2.1 from the Company’s Current Report on For 8-K filed on September 11, 2015.

3.1	Bylaws of Baylake Corp., as amended through October 20, 2015.

31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer, is attached hereto.

31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	October 30, 2015	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	October 30, 2015	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

