Form 10-K/A
period 2015-12-31
BAYLAKE CORP
filed 2016-04-28
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

Amendment No. 1

___________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 001-16339

___________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2015, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $12.80 per share average reported bid and asked price on that date) held by non-affiliates was approximately $105.26 million. This market value calculation excludes a total of 1,096,902 shares of common stock reported as beneficially owned by directors and executive officers.  For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status.  As of April 26, 2016, 9,680,465 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated

None	N/A

Explanatory Note

Baylake Corp. (“Baylake”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K.  This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from Baylake’s definitive proxy statement if such statement is filed no later than 120 days after Baylake’s fiscal year covered by the Original Form 10-K.  The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of Baylake’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.  In addition, the reference on the cover of the Original Form 10-K indicating that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in the Original Form 10-K, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment thereto is hereby amended.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Baylake’s principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted as no financial statements are contained within this Amendment.  This Amendment does not amend or otherwise update any other information in the Original Form 10-K and with Baylake’s filings with the SEC subsequent to the Original Form 10-K.

BAYLAKE CORP.
2015 FORM 10-K
(AMENDMENT NO. 1)
TABLE OF CONTENTS

			PAGE NO.
		DESCRIPTION
PART III
	ITEM 10.	Directors, Executive Officers and Corporate Governance	1
	ITEM 11.	Executive Compensation	9
	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	28
	ITEM 14.	Principal Accountant Fees and Services	28
PART IV
	ITEM 15.	Exhibits and Financial Statement Schedules	29

		Signatures	30

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Following is information regarding the directors of Baylake, as furnished by them.  Except as otherwise indicated, each of the directors has been employed in such director’s current occupation for at least five years.  All of the directors of Baylake also serve as directors of Baylake Bank, Baylake’s principal operating subsidiary.

Name	Age	Business Experience During Last Five Years	Director Since

Robert W. Agnew	73

Chairman of the Board of Directors of Baylake and Baylake Bank; President of Tipperary Partners, LLC; Volunteer President of United Way of Door County for 2014-15; board member of Seven Marine, LLC and Advisor to the Board of Graef.

The Board of Directors benefits from Mr. Agnew’s substantial senior management and business operation experience.  In addition to this experience and his Chairman role, Mr. Agnew is a valued member of the Nominating Committee, Director Loan Committee, Audit and Risk Committee, and Chairman of the Executive Committee, providing him with important insight into the business of Baylake and the markets in which it competes.

			2001

Dee Geurts-Bengtson	63	Director of Community Relations of St. Norbert College since 2010; previously, Director of the St. Norbert Fund; also previously, Executive of Special Events, Green Bay Packers. Ms. Geurts-Bengtson’s background in management and her active role in the Green Bay community makes her a valuable member of the Board of Directors. Her role as a member of the Director Wealth Services Committee and the Personnel and Compensation Committee provides her with important insight into the business of Baylake and the markets in which it competes.	2003

Joseph J. Morgan	73	Consultant for One Touchpoint, a Coakley Tec Company, since 2006; previously, President of Mary Morgan Printing and Mailing, a Gannett Newspaper Company. The Board of Directors benefits from the substantial senior management experience Mr. Morgan obtained as President of Mary Morgan Printing and Mailing. He is an experienced director of Baylake and is a valuable member of the Personnel and Compensation Committee and the Director Wealth Services Committee, providing him with important insight into the business of Baylake and the markets in which it competes.	1995

Elyse Mollner Stackhouse	50	General Counsel / Secretary for U.S. Venture, Inc. The Board of Directors benefits from Ms. Stackhouse’s experience in the business and legal communities and from her experience in human resources. Her understanding of the markets in which Baylake competes and her active role in the community offer valuable insight into the business of Baylake. She is also an experienced director of Baylake and is a valuable member of the Audit and Risk Committee and Chair of the Personnel and Compensation Committee.	2010

Robert J. Cera	54

President and Chief Executive Officer of Baylake since 2007; President and Chief Operating Officer of Baylake from 2006 to 2007; Chief Executive Officer of Baylake Bank since 2007; previously Market President – Chicago Region of Associated Bank following the acquisition of State Financial Services by Associated Banc-Corp in 2005. Prior to that, Mr. Cera served as President and Director of State Financial Bank and State Financial Services Corporation.

Mr. Cera’s experience in the highest leadership positions in Baylake, including his service as a director and his extensive background and financial expertise make him a critical member of the Board of Directors.

			2006

Terrence R. Fulwiler	65

Board member of the WS Packaging Group of Companies; Chairman of the board of Bellin Health Systems of Green Bay; board member of the Green Bay Packers; board member of Innovata LLC of Atlanta, GA; board member of EMT International of Green Bay; board member of Northeast Wisconsin Technical College Foundation; Member of the Bellin College Board of Trustees; board member of East Shore Industries; board member of the Greater Green Bay Community Foundation; board member of NPS, Inc.

Because of Mr. Fulwiler’s corporate board memberships, he provides significant benefits to the Board of Directors and brings an understanding of the markets in which Baylake competes.  In addition, Mr. Fulwiler serves on the Audit and Risk Committee and the Director Wealth Services Committee.

			2010

Roger G. Ferris	73	Retired, insurance industry. The Board of Directors benefits from the substantial senior management experience and financial expertise that Mr. Ferris obtained as President of Aon Risk Services of Wisconsin. He is an experienced director of Baylake and is a valuable member of the Executive Committee, Director Loan Committee, Director Wealth Services Committee and the Nominating Committee, providing him with important insight into the business of Baylake and the markets in which it competes.	1998

Thomas L. Herlache	73

Retired, previously Chairman of Baylake and Baylake Bank; previously President and Chief Executive Officer of Baylake and Baylake Bank; currently Director of Federal Home Loan Bank of Chicago and previously served as Chairman; Chairman of Sturgeon Bay Waterfront Redevelopment Authority; member of The Rotary Club of Sturgeon Bay

Mr. Herlache’s extensive experience with Baylake, including his former role as its President and Chief Executive Officer, has given him an in-depth knowledge of all aspects of Baylake’s business and the banking industry. His membership on the Executive Committee, Director Loan Committee, Audit and Risk Committee, Personnel and Compensation Committee and the Nominating Committee, provide him with a deep understanding of the business of Baylake and provides continuity to the Board as a whole.  Mr. Herlache has been designated as an Audit Committee Financial Expert.

			1977

Louis J. (Rick) Jeanquart	65	Vice Chairman of the Board of Directors of Baylake and Baylake Bank; Chairman of the Board of Just In Time Corporation; President of Jeanquart Associates. The Board of Directors benefits from Mr. Jeanquart’s experience in the business and manufacturing communities. In addition, Mr. Jeanquart adds to the Board of Directors his significant experience as a business owner and manager and serves on the Director Loan Committee, Executive Committee, and the Chairman of the Nominating Committee, providing him with important insight into the business of Baylake and the markets in which it competes.	2010

Dean J. Nolden	47

Chief Financial Officer of REV Group; previously Executive Vice President of Finance of The Manitowoc Crane segment of The Manitowoc Company, Inc.; also previously, Vice President of Finance and Treasurer of The Manitowoc Company, Inc.; also, previously, Vice President and Assistant Treasurer of The Manitowoc Company, Inc.; also, previously Corporate Controller of The Manitowoc Company, Inc.

The Board of Directors benefits from Mr. Nolden’s business experience and extensive financial expertise.  In addition, Mr. Nolden serves on the Executive Committee and as Chairman for the Audit and Risk Committee, providing him with important insight into the business of Baylake and the markets in which it competes.  Mr. Nolden has been designated as an Audit Committee Financial Expert.

			2012

Paul J. Sturm	64	Of Counsel with the firm of Omholt & Forsythe, S.C. (Attorney at Law). Mr. Sturm brings to the Board of Directors substantial experience in the legal and business communities, and this experience has provided him with significant and valuable business and financial expertise. He is an experienced director of Baylake and is a valuable member of the Director Loan Committee, Personnel and Compensation Committee and Chairman of the Director Wealth Services Committee, providing him with important insight into the business of Baylake and the markets in which it competes.	1998

William D. Murphy	59	Chief Financial Officer of Motion Products, Inc.; board member of Fused Innovations. The Board of Directors benefits from Mr. Murphy’s entrepreneurial spirit and new ideas that come from his years of service in the manufacturing sector. In addition, Mr. Murphy serves on the Nominating Committee and Director Loan Committee. His understanding in the markets in which Baylake competes and his active role in the community offer valuable insight into the business of Baylake.	2015

Directors’ Fees and Benefits

Directors of Baylake or Baylake Bank, with the exception of Mr. Cera, received $600 for each general board meeting attended, plus an $800 monthly retainer through October 31, 2015.  Effective November 1, 2015, the fee for attending each general board meeting was increased to $900 and the monthly retainer was increased to $1,000. In addition, members of the Director Loan Committee received $400 for each committee meeting attended and members of the remaining committees received $300 for each committee meeting attended through October 31, 2015.  Effective November 1, 2015, the fee for attending each committee meeting increased to $500. Additionally, Messrs. Agnew and Braun receive an annual stipend for their roles as Co-Chairmen of Baylake’s Board of Directors in the amount of $10,000 each, paid in equal monthly installments. Upon Mr. Braun’s retirement in June 2015, Mr. Agnew became Chairman of the Board and continued to receive the $10,000 Chairman fee. In June 2015, Mr. Jeanquart began receiving an annual stipend for his role as Vice Chairman of Baylake’s Board of Directors in the amount of $10,000, paid in equal monthly installments. Mr. Parsons also retired from the Board in June 2015. Mr. Cera, as an executive officer of Baylake, does not receive any fees for his participation on the Board of Directors.

Each of the directors of Baylake is also eligible to participate in a deferred compensation program with Baylake.  Currently, there are no directors who have elected to participate in the program. Under the program, participating directors may elect to defer a portion of their annual directors’ fees until retirement, termination, death or disability, at which time the deferred amount, including any income or gains thereon, are payable in a lump sum or in annual installments.  Interest is credited to the accounts at a rate equal to the rate of return received by Baylake on the insurance policies used to partially offset the cost of the plan.  At death, all sums held in the account of a participating director are payable to designated beneficiaries.  Although Baylake maintains insurance policies to support payments under these agreements, participating directors have no interest in such policies or any benefits accruing under such policies.

The following table sets forth information regarding the fees paid to Baylake’s non-employee directors during 2015:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert W. Agnew……………..	44,200	442(1)	44,642
Richard A. Braun(4)……………	17,967	84,917(2)	102,884
Roger G. Ferris…………………	33,300	333(1)	33,633
Terrence R. Fulwiler…………..	24,800	248(1)	25,048
Dee Geurts-Bengtson…………..	24,200	242(1)	24,442
Thomas L. Herlache……………	33,500	87,500(3)	121,000
Louis J. “Rick” Jeanquart……..	37,133	371(1)	37,504
Elyse Mollner Stackhouse……..	24,200	—	24,200
Joseph J. Morgan………………	24,200	242(1)	24,442
William D. Murphy(5)………….	21,000	—	21,000
Dean J. Nolden…………………	23,600	—	23,600
William C. Parsons(4)…………..	12,400	124(1)	12,524
Paul J. Sturm…………………...	30,400	—	30,400

(1)

Consists of a 10% match pursuant to the Baylake Stock Purchase Plan.

(2)

Consists of payments pursuant to two Salary Continuation Agreements dated 1984 and 1985, which were implemented to provide executive nonqualified retirement benefits while Mr. Braun served as the CEO of State Bank of Kewaunee prior to its acquisition by Baylake. Also includes payments for consulting services provided by Mr. Braun to Baylake Bank.

(3)

Consists of payments pursuant to two Salary Continuation Agreements, dated 1988 and 1999, which were implemented to provide executive nonqualified retirement benefits while serving as the Baylake Bank’s CEO.

(4)

Mr. Braun and Mr. Parsons retired from the Board in June 2015.

(5)

Mr. Murphy was appointed to the Board in February 2015.

EXECUTIVE OFFICERS

As of the date hereof, no executive officer set forth below is related to any director, nominee or other executive officer of Baylake or Baylake Bank by blood, marriage or adoption, and there are no arrangements or understandings between a director of Baylake and any other person pursuant to which such person was elected an executive officer.  Set forth below is information as of March 31, 2016 with respect to the principal occupations during the last five years for the executive officers of Baylake and Baylake Bank who do not serve as directors of Baylake.

Name and Age	Position
Jamie D. Alberts, 43

Market President – Bay Region of Baylake Bank since December 2013.  Prior to his current position, Mr. Alberts was Vice President, Commercial Banking Manager of Baylake Bank.  Mr. Alberts joined Baylake Bank in 1995.

Michael J. Gilson, 68

Market President – Lakeshore Region of Baylake Bank since January 2007.  Prior to his current position, Mr. Gilson was Executive Vice President – Business Services / Lending Division of Baylake Bank.  Mr. Gilson joined Baylake Bank in 1971.

Daniel M. Hanson, 59	Senior Vice President – Operations / IT of Baylake Bank since September 1991. Prior to his current position, Mr. Hanson held various positions with Baylake Bank since he joined the bank in 1980.
John A. Hauser, 57

Senior Vice President – Wealth Services of Baylake Bank since March 2014.  Mr. Hauser originally joined Baylake Bank in 1984 and left the bank to join an investment advisory firm as a financial advisor in February 2008.  Prior to leaving Baylake Bank, Mr. Hauser was Senior Vice President of Administration.  In August 2009 Mr. Hauser returned to Baylake Bank and assumed the position of Senior Vice President and Treasurer of Baylake Bank.  In August of 2012 he was appointed Senior Vice President – Asset Management and Trust.

Kevin L. LaLuzerne, 54

Treasurer and Chief Financial Officer of Baylake since July 2007, Senior Vice President – Finance of Baylake Bank since March 2006 and Chief Financial Officer of Baylake Bank since December 2006.  Prior to his current position, Mr. LaLuzerne held various positions with Baylake Bank since he joined the bank in 1980.

Susan M. Lohrey, 41 David J. Miller, 52

Vice President and Secretary of Baylake since February 2015, Vice President – General Counsel / Director of Enterprise Risk Management of Baylake Bank since March 2015.  Prior to her current position, Ms. Lohrey held various positions with Baylake Bank in the legal and compliance departments since she joined the bank in 2002.

Chief Credit Officer of Baylake Bank since January 2007.  Prior to 2007, Mr. Miller was Vice President – Agricultural / Commercial Loan Officer of Baylake Bank. Mr. Miller joined Baylake Bank in 1987.

Richard J. Schabo, 48

Market President – Fox Valley Region of Baylake Bank since February 2014.  Prior to joining Baylake Bank, Mr. Schabo was Senior Vice President – Commercial Banking at Associated Bank.  Prior to that he served as Vice President Commercial Banking at M&I Marshall & Ilsley Bank.

CORPORATE GOVERNANCE MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Baylake’s officers and directors and owners of more than ten percent of its outstanding shares of common stock to file reports concerning the ownership of Baylake equity securities with the SEC and Baylake. Baylake files the required reports on behalf of persons. Baylake believes that, during the year ended December 31, 2015, all of its directors and executive officers and owners of more than ten percent of its outstanding shares of common stock complied with Section 16(a) filing requirements, except Kenneth R. Lammersfeld failed to timely report on two different occasions in conjunction with the sale of stock from his employee stock purchase plan and Daniel M. Hanson on one occasion failed to timely report in conjunction with the acquisition of common stock upon the exercise of an option.

Meetings

The Board of Directors held 19 meetings during 2015.  Each member of the Board of Directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of all committees on which such director served during 2015. While no formal policy is currently in place, it is Baylake’s preference that its directors should attend the Annual Meeting of Shareholders if possible.  All of the directors attended the 2015 Annual Meeting of Shareholders with the exception of Mr. Nolden and Ms. Stackhouse.

Board Committees

Executive Committee.  The Executive Committee reviews the financial, administrative, and regulatory activities of Baylake and Baylake Bank.  This committee is authorized by the Board of Directors to act on its behalf on any matter permitted by law. This committee meets on a monthly basis and held 11 meetings during 2015.  The current members of the Executive Committee are Messrs. Agnew, Cera, Ferris, Herlache, Jeanquart, and Nolden.  Mr. Agnew currently serves as Chairman of the committee.

Director Loan Committee.  The Director Loan Committee reviews certain loan transactions of Baylake Bank.  This committee held 12 meetings during 2015.  The current members of the Director Loan Committee are Messrs. Agnew, Cera, Ferris, Herlache, Jeanquart, Murphy, and Sturm.  Mr. Cera currently serves as Chairman of the committee.

Audit and Risk Committee.  The Audit and Risk Committee reviews the financial and legal matters of Baylake.  The Committee is responsible for supervising Baylake’s accounting, reporting, and financial control practices.  Generally, this committee reviews the quality and integrity of Baylake’s financial information and reporting functions, the adequacy and effectiveness of Baylake’s system of internal accounting and financial controls, and the independent audit process, and annually reviews the qualifications of the independent registered public accountants.  The independent registered public accountants are responsible for auditing Baylake’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.  The current members of the Audit and Risk Committee are Messrs. Agnew, Fulwiler, Herlache, Nolden, and Ms. Stackhouse.  In addition to being “independent” directors as defined under NASDAQ Rule 4200, as currently in effect, all members of the Audit and Risk Committee satisfy the heightened independence standards under the SEC rules, as currently in effect.  The Board of Directors has determined that Mr. Herlache and Mr. Nolden are “audit committee financial experts” as that term is defined in SEC rules.  This committee held 10 meetings during 2015.  Mr. Nolden currently serves as Chairman of the committee.

Personnel and Compensation Committee.  The Personnel and Compensation Committee reviews the personnel policies and annual compensation levels of Baylake.  The Personnel and Compensation Committee also advises and assists management in formulating policies regarding compensation and in preparing its Compensation Discussion and Analysis included elsewhere in this Proxy Statement, and submits its Compensation Committee Report, which is also included herein.  This committee held four meetings during 2015.  The committee currently comprises five directors who are “independent” as defined in NASDAQ Rule 4200 (Messrs. Morgan, Sturm, Herlache, Ms. Geurts-Bengtson, and Ms. Stackhouse).  In addition, a representative from the Human Resources Department of Baylake Bank meets regularly with the committee.  Ms. Stackhouse currently serves as the Chair of the committee.

Director Wealth Services Committee.  The Director Wealth Services Committee reviews the function and administration of the trust and financial services departments of Baylake Bank and Baylake’s non-bank subsidiaries.  This committee meets on a bi-monthly basis and held six meetings during 2015.  The current members of this committee are Messrs. Cera (ex-officio), Ferris, Fulwiler, Morgan, Sturm, and Ms. Geurts-Bengtson.  Mr. Sturm currently serves as Chairman of the committee.

Nominating Committee.  The Nominating Committee meets to review candidates for membership on the Baylake and Baylake Bank Boards of Directors and recommends individuals for nomination to the Boards.  The Nominating Committee also prepares and periodically reviews with the entire Board of Directors a list of general criteria for Board nominees.  It is also the responsibility of this committee to recommend a successor to the Chief Executive Officer when that position becomes or is expected to become vacant. This committee generally meets on an as-needed basis throughout the year.  The Nominating Committee held five meetings during 2015.  The current members of the Nominating Committee are Messrs. Agnew, Ferris, Herlache, Jeanquart, and Murphy, each of whom are qualified as “independent” as defined under NASDAQ Rule 4200.  Mr. Jeanquart currently serves as Chairman of the Nominating Committee.

Board Leadership Structure and Role in Risk Oversight

Baylake is committed to a strong, independent Board and believes that objective oversight of the performance of its management is a critical aspect of effective governance.  Accordingly, the roles of Chairman of the Board of Directors and Chief Executive Officer are held by different individuals.  Baylake’s Chairmen and Vice-Chairman are independent directors and have the following duties:

•

Chair and preside at Board meetings;

•

Coordinate with Baylake’s CEO in establishing the agendas and topic items for Board meetings;

•

Advise on the quality, quantity, and timeliness of the flow of information from management to the Board;

•

Act as principal liaisons between management and the Board on sensitive issues;

•

Retain independent advisors on behalf of the Board as the Board may determine is necessary or appropriate; and

•

Provide an important communication link between the Board and shareholders, as appropriate.

Baylake’s Board of Directors, together with the various Board committees, coordinate with each other to provide enterprise-wide oversight of its management and handling of risk.  These committees report regularly to the entire Board of Directors on risk-related matters and provide the Board of Directors with integrated insight about Baylake’s management of strategic, credit, interest rate, financial reporting, technology, liquidity, compliance, operational, market, fiduciary and reputational risks.  Baylake’s Board also monitors whether material new initiatives have been appropriately analyzed and approved and reviews all regulatory findings directed to the attention of the Board and the adequacy of management’s response.

Director Nomination Procedures

The Baylake Board of Directors Nominating Committee will consider nominations for directors submitted by shareholders in accordance with Baylake’s Bylaws.  Pursuant to Baylake’s Bylaws, notice of shareholder nominations for directors must be made in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of Baylake not less than fourteen (14) days nor more than seventy (70) days prior to the annual meeting in order to be considered.  Each notice of nomination must contain the name and address, the principal occupation or employment and number of shares of Baylake common stock beneficially owned by each nominee.  The Nominating Committee shall determine whether nominations were made in accordance with the Bylaws and, if not, any defective nomination will be disregarded.

The Board of Directors considers various factors to be important when evaluating potential members of the Board, regardless of whether the candidate is proposed by the Nominating Committee or by a shareholder, including the individual’s integrity, general business background and experience, experience in the banking industry and his or her ability to serve on the Board of Directors.  The Board does not attempt to assign any relative weights to the factors, but considers them as a whole.

Although Baylake has no formal policy on Board diversity, the Board believes that a diverse board of directors is desirable to expand its collective knowledge and expertise relating to Baylake’s business, as well as to evaluate management and positively influence its performance.  Accordingly, in carrying out its responsibilities for locating, recruiting and nominating candidates for election to the Board, Baylake takes into account a number of factors and considerations, including diversity.  Such considerations of diversity include geographic regions, professional or business experience, gender, race, national origin, specialized education or work experience and viewpoints.

If any shareholder wishes to recommend a potential nominee for consideration by the Board, that nominee’s name and related information should be sent to the Board in care of Susan M. Lohrey, Secretary, Baylake Corp., 217 North Fourth Avenue, Sturgeon Bay, Wisconsin 54235.  While the Nominating Committee does not have any formal procedures for consideration of such recommendations, shareholder nominees are analyzed by the Nominating Committee in the same manner as nominees that are identified by the Committee.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was or is an officer or employee of Baylake or any of its subsidiaries.  None of Baylake’s executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on Baylake’s Board of Directors or Compensation Committee.  All members are considered “independent” as defined in NASDAQ Rule 4200.

Code of Ethics

Baylake’s Code of Ethics is designed to promote the high standards of ethical and professional conduct by Baylake’s directors and executive officers, including the principal executive officer, the principal financial officer, the principal accounting officer and the employees. Baylake has made its Code of Ethics available on its website at www.baylake.com.  Changes to the Code of Ethics and any written waivers from the Code of Ethics that may be granted to any director or executive officer will also be posted on that website.

Communications With Board of Directors

Although Baylake has not developed a formal process by which shareholders may communicate directly to directors, it believes that the informal process in which any communication sent to the Board in care of the Secretary is forwarded to the full Board, has historically served the Board’s and its shareholders’ needs.  The Board of Directors periodically considers whether changes to this procedure are appropriate.  However, unless and until a new means of communication is promulgated, communications to the Board should be sent in care of Susan M. Lohrey, Secretary, Baylake Corp., 217 North Fourth Avenue, Sturgeon Bay, Wisconsin 54235.  Ms. Lohrey will pass along to the full Board of Directors all such communications (except for complaints of a personal nature that are not relevant to Baylake or Baylake Bank as a whole).

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee (“Compensation Committee”) of the Board of Directors of Baylake oversees Baylake’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) set forth in this Annual Report on Form 10-K.

In reliance on the review and discussion referred to above, the Compensation Committee recommended to the Board that the CD&A be included in Baylake’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

This report is submitted on behalf of the current members of the Compensation Committee:

Dee Geurts-Bengtson
Thomas L. Herlache
Joseph J. Morgan

Elyse Mollner Stackhouse, Chair
Paul J. Sturm

COMPENSATION DISCUSSION AND ANALYSIS

The following CD&A, describes Baylake’s 2015 executive compensation program.  This CD&A is intended to be read in conjunction with the tables beginning on page 18, which provide detailed compensation information for Baylake’s NEOs.  For 2015, Baylake’s NEOs are:

Name	Title
Robert J. Cera	President and Chief Executive Officer (“CEO”)
Kevin L. LaLuzerne	Treasurer and Chief Financial Officer (“CFO”)
Kenneth R. Lammersfeld	Former Chief Strategy and Development Officer[1]
David J. Miller	Chief Credit Officer
Daniel M. Hanson	Senior Vice President, Operations and Information Technology
Teresa A. Rosengarten	Former Secretary and Chief Risk Officer[2]

Compensation Philosophy, Objectives, and Policies

Baylake’s executive compensation policies are intended to attract, retain, and motivate top quality management through a balance of short-term and long-term compensation as well as fixed and at-risk compensation.  As part of the at-risk portion of its compensation program, Baylake seeks to provide incentives to individuals commensurate with Baylake’s growth and earnings as well as the attainment of certain goals that it believes are drivers of its long-term shareholder value.  The Compensation Committee is responsible for reviewing Baylake’s compensation policies and programs and making recommendations to the Board in accordance with the general compensation philosophy of Baylake, which is to offer employees fair and competitive compensation based on each employee’s individual contribution, experience and performance, as well as Baylake’s overall growth and performance.  While the Compensation Committee may take into account the recommendations of certain executives, the Human Resources Department, and various consultants, it does not delegate any of its duties to these parties.  Baylake’s compensation philosophy is to target base salaries for NEOs in the range of the 50th to 60th percentiles of the market for fully-acclimated officers.  Baylake also strives to provide meaningful incentives through pay-for-performance programs that result in total compensation comparable to at least the 50th percentile for expected performance, and at the 75th percentile or higher when maximum results are achieved.  The Compensation Committee and Baylake’s Board of Directors believe that attracting, retaining, and motivating top quality management is critical to the long-term success of Baylake.

Management Say-on-Pay

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, Baylake held an advisory vote on the approval of the compensation of its NEOs at its 2015 annual meeting of shareholders.  Baylake’s advisory say-on-pay vote passed with an approximate 82% favorable vote of those shares voting.  While this vote is non-binding, the Compensation Committee values the feedback given by investors through the say-on-pay vote, and carefully considers whether any changes to Baylake’s compensation program are warranted by the vote result.  The Compensation Committee considered the 2015 vote to be a general expression of approval of Baylake’s current practices, and therefore no specific changes were implemented for the 2015 compensation program as a result of say-on-pay.

Administration and Process

Overview.  In making its executive compensation recommendations to the Board of Directors for 2015, the Compensation Committee considered various factors, including (i) the financial performance of Baylake as a whole on both a short-term and long-term basis (including net income, increase in deposits and loans, return on average shareholder equity, and return on average assets); (ii) with respect to each individual executive officer, the financial performance of those areas of Baylake and Baylake Bank, if any, for which such executive is responsible, including whether such areas achieved their specific goals for the year; (iii) an evaluation of the executive’s overall job performance; (iv) the compensation levels of executive officers in similar positions with similar companies; and (v) other information (such as cost of living increases) and subjective factors that the Compensation Committee deems appropriate for a particular executive.  The Compensation Committee subjectively analyzes these factors, and certain factors may weigh more heavily than others with regard to any individual executive officer.

___________________________
[1] Effective January 2, 2016, Mr. Lammersfeld’s position was eliminated and he separated from Baylake and Baylake Bank.
[2] Ms. Rosengarten submitted her resignation from Baylake and Baylake Bank on February 13, 2015, effective March 15, 2015.

Role of Executives. Mr. Cera, as CEO of Baylake, annually reviews the performance of each executive officer, excluding himself, with respect to their specific performance goals established for the year.  Mr. Cera also reviews each executive’s performance in relation to the overall performance of Baylake and Baylake Bank for the year.  Based upon these reviews, Mr. Cera makes recommendations to the Compensation Committee with respect to the compensation of each executive, other than himself.  The Compensation Committee considers Mr. Cera’s recommendations, but uses its own discretion in making final compensation recommendations with respect to the NEOs, which may differ from the recommendations of Mr. Cera.  The Human Resources Department also provides support to the Compensation Committee, including the collection of compensation data and plans, administrative duties and other special projects as needed.

Use of Consultants.  From time to time, the Compensation Committee has engaged the services of McLagan, a subsidiary of Aon Hewitt, to assist in proxy preparation, analyzing Baylake’s executive compensation program, reviewing the annual and long-term management incentive plans, and other projects on an as-needed basis. In 2015, Baylake considered the independence of McLagan in light of SEC and NASDAQ rules.  The Compensation Committee requested and received a report from McLagan addressing the independence of McLagan and the senior advisors involved in the engagement, including the following factors: (1) other services provided to Baylake by McLagan; (2) fees paid by Baylake as a percentage of McLagan's total revenue; (3) policies or procedures maintained by McLagan that are designed to prevent a conflict of interest; (4) any business or personal relationships between the senior advisors and a member of the Compensation Committee; (5) any Baylake stock owned by the senior advisors; and (6) any business or personal relationships between Baylake’s executive officers and the senior advisors.  The Compensation Committee discussed these considerations and concluded that the work performed by McLagan and McLagan's senior advisors involved in the engagements did not raise any conflict of interest.

Competitive Benchmarking.  Market benchmarking is one of the tools that the Compensation Committee uses to assess the competitiveness of Baylake’s executive compensation programs.  Benchmarking is an important tool in the compensation decision-making process; however, it is only one of the factors considered in establishing compensation amounts and overall program design.  In establishing NEO compensation for 2015, the Compensation Committee considered the positioning of Baylake’s compensation program relative to industry survey data, including the McLagan and American Bankers Association surveys.  The survey data used to establish market compensation levels was generally taken from organizations similar to Baylake in size and geographic location, with a preference for banks between $500 million and $3 billion in assets.  Data specific to organizations located in the Midwestern states was considered when it was available in the surveys.  In general, compensation for Baylake’s NEOs was positioned near the market median, particularly when considering the entirety of the compensation package.  Base salaries for the NEOs were below the market median, but Baylake’s cash and equity incentive compensation programs brought total compensation nearer to median.  The Compensation Committee believes that Baylake’s significant use of incentive compensation is an illustration of its commitment to a pay-for-performance culture.

The Compensation Committee did not consider any benchmark analysis of compensation from a group of specific public peers in 2015.

Elements of Executive Compensation

The three primary components of executive compensation currently employed by Baylake are base salary, annual cash incentive through Baylake’s Management Incentive Plan (“MIP”), and long-term incentives using stock options and RSUs.  The following table outlines these elements of compensation for Baylake’s NEOs:

	Elements	Description
Short-Term Compensation	Base Salary	• Fixed annual amount • Provides a level of income security • Used to determine pay-based benefits and establish incentive awards
	MIP	• Cash incentive based on Baylake’s performance against pre-established annual performance objectives

Long-Term Compensation	Stock Options and RSUs	• Equity grants that vest over a period of five years • Links a portion of executive pay to stock performance • Effective retention tool • Encourages long-term focus

Decisions for 2015 regarding short-term and long-term compensation for Baylake’s NEOs, as well as limited benefits and perquisites for its NEOs, are described below.

Specific Compensation Decisions for 2015

Base Salary. The Compensation Committee believes that base salary for NEOs should be targeted in the range of the market median (50th percentile) to the 60th percentile based on peer group and industry survey data.  Base salaries are reviewed annually and adjusted from time to time, based on the Compensation Committee’s review of market data; an assessment of company, business unit, and individual performance; experience; internal pay equity; and, except in the case of his own salary, the recommendations of Baylake’s CEO.  In 2015, each of Baylake’s NEOs except Ms. Rosengarten received an increase between 1.7% and 3.9%.  Ms. Rosengarten did not receive a 2015 salary increase due to her departure on March 15, 2015.

The following table summarizes these base salary increases for each NEO:

Executive Name	Title	2014 Salary	2015 Salary	% Change
Robert J. Cera	President and CEO	$348,500	$356,000	2.2%
Kevin L. LaLuzerne	Treasurer and CFO	$194,750	$198,000	1.7%
Kenneth R. Lammersfeld	Former Chief Strategy and Development Officer	$170,000	$174,000	2.4%
David J. Miller	Chief Credit Officer	$158,875	$165,000	3.9%
Daniel M. Hanson	Senior Vice President – Operations and Information Technology	$156,313	$160,000	2.4%
Teresa A. Rosengarten	Former Secretary and Chief Risk Officer	$190,650	$190,650	0%

Annual Incentive Compensation.  Baylake attempts to balance the security provided by base salary with the “at-risk” feature of annual incentive compensation in its efforts to attract and retain top quality executive management and provide proper incentive to enhance the value of Baylake common stock for its shareholders.  The purpose of the MIP is to incent and reward management for performance that meets the goals of Baylake’s operating plan and budget.  The MIP for 2015 was based on overall bank goals linked to the long-term viability of the organization, and individual or department goals that are linked to each officer’s functional responsibility.  In addition, the plan included performance qualifiers that must be met before any payments for corporate or individual performance are made to each executive officer.  For 2015, the qualifiers consisted of a company Return on Average Assets (“ROAA”) of at least 0.5% and a satisfactory performance review for each individual participant.

Similar to previous years, the 2015 MIP used corporate, department, and individual goals to determine the incentive payout level for each NEO.  Awards for the CEO and CFO were weighted more heavily toward corporate performance, while awards for Mr. Miller and Mr. Hanson were weighted more heavily to performance within each executive’s areas of oversight and responsibility within Baylake.

Due to her departure from Baylake in March 2015, no incentive plan was established in 2015 for Ms. Rosengarten.

The cash incentive opportunities available to Baylake’s NEOs under the 2015 MIP, as well as the initial objective weightings established for each individual, are expressed in the table on the following page.

2015 NEO Incentive Payout Opportunity Levels and Goal Weightings

	Incentive Opportunities as % of Base Salary			Performance Objective Weightings
	Threshold	Target	Maximum	Corporate	Individual
Robert J. Cera	0%	35%	52.5%	75%	25%
Kevin L. LaLuzerne	0%	25%	37.5%	75%	25%
Kenneth R. Lammersfeld	0%	25%	37.5%	37.5%	62.5%
David J. Miller	0%	25%	37.5%	37.5%	62.5%
Daniel M. Hanson	0%	20%	30.0%	37.5%	62.5%
Teresa A. Rosengarten	0%	0%	0%	0%	0%

The table below details the corporate performance objectives and actual performance for 2015, as well as each objective’s weighting within the total corporate performance portion of each executive’s award.

2015 Corporate Performance Goals

	Threshold	Target	Maximum	Goal Weighting	2015 Performance Result
Net Income[1]	$8.18 million	$9.09 million	$9.99 million	66.67%	$9.09 million
Return on Equity[1]	7.00%	8.75%	10.50%	20.00%	8.32%
Nonaccrual Loans/Total Loans	1.02%	0.85%	0.68%	13.33%	0.32%

1 Prior to year-end, the Personnel and Compensation Committee adjusted the net income calculation to exclude merger related costs for the NEW Bancshares, Inc. acquisition and the pending Nicolet Bankshares, Inc. merger.  By excluding these items, the 2015 Performance Results increased for Net Income and Return on equity.

In addition to the corporate performance objectives, individual or departmental goals were established for each of Baylake’s NEOs for 2015.  The tables below indicate the individual or departmental 2015 performance goals for each of the NEOs, excluding Ms. Rosengarten, as well as the approximate performance level for each goal.

Mr. Cera		Mr. LaLuzerne		Mr. Lammersfeld
Objective	Nearest Performance Level	Objective	Nearest Performance Level	Objective	Nearest Performance Level
Shareholder Return	Maximum	Shareholder Return	Maximum	Mortgage Production	Maximum
Acquisition	Target	Key Modeling on Merger	Target	Deposit Growth	Maximum
Growth Strategy	Target	Accounting Dept. Alignment	Target	Deliver Succession Plan	Target
Sr. Management Team Performance	Target	-	-	Brand Strategy	Target
--	--	-	-	Strategic Growth Plan	Target

Mr. Miller		Mr. Hanson
Objective	Nearest Performance Level	Objective	Nearest Performance Level
Loans past-due	Maximum	IT/Operations Exam	Target
Loan risk-rating	Maximum	Transfer of MPLS to New Platform	Target
Asset Quality Rating	Maximum	Launch New Platform	Target
Loan Platform Implementation	Target	Growth Strategy	Target

 Two additional net income qualifiers were included in the 2015 MIP.  No individual MIP awards would be paid to any participant if net income fell below $9.09 million, irrespective of individual performance or other corporate performance factors.  In addition, no awards would be paid under the corporate performance portion of the plan if net income fell below $8.18 million, irrespective of other corporate performance factors.  The intent of these two qualifiers was to prevent inappropriate payment of awards if corporate profitability was below the level that Baylake considered acceptable.

In early 2016, the Compensation Committee assessed performance in 2015 relative to the corporate and individual MIP objectives established at the beginning of the year.  While the 2015 MIP utilized structured goals and weightings, final incentive awards are always determined by the Compensation Committee.  The Compensation

Committee maintains the authority to adjust or eliminate awards as necessary based on its evaluation of Baylake and individual performance as a whole.  After reviewing 2015 MIP awards earned under the structured goals and weightings as well as the recommendation of Mr. Cera, the Compensation Committee determined to provide Mr. LaLuzerne and Mr. Hanson each with an additional cash award of $5,000.  The Compensation Committee granted these additional awards to Mr. LaLuzerne and Mr. Hanson for their dedication and contributions relating to the successful acquisition and integration of NEW Bancshares, Inc.

Due to Mr. Lammersfeld’s departure from the company on January 2, 2016, his MIP payout was determined prior to the availability of final corporate and individual performance results.

Due to Ms. Rosengarten’s departure from the company in March 2015, she was not eligible for a MIP payout for 2015.

The Compensation Committee believes the MIP awards paid for 2015 performance are appropriately aligned with Baylake’s performance and the NEO’s contributions to Baylake’s success in 2015.

Final MIP Awards for 2015

	Calculated 2015 MIP Award	Discretionary 2015 Award	Total Award	Total Award as a % of Target
Robert J. Cera	$132,506	--	$132,506	106.3%
Kevin L. LaLuzerne	$52,641	$5,000	$57,641	116.4%
Kenneth R. Lammersfeld	$43,500	--	$43,500	100.0%
David J. Miller	$51,782	--	$51,782	125.5%
Daniel M. Hanson	$32,215	$5,000	$37,215	116.3%

Long-term Incentive Compensation.  On March 17, 2015, the Board, at the recommendation of the Compensation Committee, granted equity awards to Baylake’s NEOs in recognition of its strong performance in 2014, the NEOs’ contributions to 2014 corporate performance, and the desire to provide a retention incentive for key executives.  The amount of equity awarded to each NEO was based upon a specified target grant value expressed as a percentage of his or her 2014 salary.  Following the establishment of the target grant value, the Compensation Committee subjectively evaluated Baylake’s performance in 2014.  The table below presents the 2014 MIP objectives and actual performance results which were considered by the Compensation Committee in establishing 2015 equity award values.

	Threshold	Target	Maximum	2014 Performance Result
Net Income	$8.15 million	$8.54 million	$8.96 million	$8.92 million
Non-Performing Assets	$10.00 million	$8.50 million	$7.00 million	$9.42 million
Net Interest Income	$33.67 million	$35.35 million	$36.71 million	$32.48 million
Average Loans	$643 million	$650 million	$656 million	$636 million

Seventy-five percent of the equity award value determined for each NEO was delivered in the form of RSUs, with the remaining 25% delivered in stock options.  Stock options were awarded in order to reward executives for increases in Baylake’s stock price, while RSUs were chosen in order to align executives with the gains and losses realized by Baylake’s shareholders through positive or negative changes in the stock price.  Each of the equity awards granted in 2015 vest in equal installments on each of the first five anniversaries of the grant date, a schedule that the Compensation Committee believes is consistent with market practice and represents an appropriate and effective retention tool for Baylake’s key employees.

The table below details the equity grants made to NEOs in 2015:

Executive Name	Number of Shares Underlying Stock Unit Awards	Number of Shares Underlying Stock Options	Total Grant Date Fair Value	Award Value as % of Salary
Robert J. Cera	6,263	14,441	$104,551	30%
Kevin L. LaLuzerne	2,333	5,380	$38,947	20%
Kenneth R. Lammersfeld	2,037	4,696	$34,003	20%
David J. Miller	1,903	4,389	$31,770	20%
Daniel M. Hanson	1,405	3,239	$23,454	15%
Teresa A. Rosengarten	--	--	$--	--%

Stock Ownership Requirement.  In February of 2014, Baylake approved an Executive Ownership Plan, which identifies the minimum level of stock ownership Baylake expects from its executives.  The CEO is required to own at least 25,000 shares, plus 50% of the RSUs granted to him that become vested.  The other NEOs are required to own at least 10,000 shares, plus 50% of the RSUs granted to them that become vested.  All of the executives will be expected to meet these requirements within three years of joining the executive team.  As of March 31, 2016, each of the executive officers except Mr. Lammersfeld had met their stock ownership requirement.  Mr. Lammersfeld’s position was eliminated effective January 2, 2016 and he separated from Baylake as of that date.

Supplemental Executive Retirement Plan (“SERP”).  In 2005, Baylake Bank implemented a SERP for its top executive officers. The SERP is a non-qualified deferred compensation plan that is structured so both the individual and Baylake Bank have the ability to make contributions to the plan on an annual basis.  Contributions are held in a rabbi trust, and earnings credited to each participant’s plan account mirror the returns on market investment alternatives selected by the participant.  Baylake Bank did not make any contributions to the plan in 2015 and has not done so since 2007.  In addition, the Board approved the Compensation Committee’s recommendation to not allow participant deferrals in 2015.  Mr. Miller, Mr. Hanson and Ms. Rosengarten were the only NEOs that participated in the SERP, and, as a result of her resignation, Ms. Rosengarten’s participation ended in 2015 when the funds in her account were distributed to her in 2015.

Other Benefits and Perquisites.  Executive officers are eligible for all of the benefits made available to full-time employees of Baylake Bank (such as the 401(k) plan, employee stock purchase plan, health insurance, group term life insurance, and disability insurance) on the same basis as other full-time employees and are subject to the same sick leave and other employee policies.

Baylake provides its executive officers with certain additional benefits and perquisites, which it believes are appropriate in order to attract and retain the proper quality of talent for these positions and to recognize that similar executive benefits and perquisites are commonly offered by comparable financial institutions.  While no formal perquisite program is currently in place, Baylake generally provides the following benefits and perquisites to its executive officers:

•

In 2015, Baylake paid or reimbursed club dues for certain executive officers, including 100% of such dues for Mr. Cera and 50% of such dues for Ms. Rosengarten;

•

In 2015, Baylake provided a company automobile to Mr. Cera;

•

In 2015, Baylake provided a tax reimbursement to Mr. Cera for personal use of a company automobile; and

•

All of Baylake’s NEOs received two additional days of vacation in addition to the maximum allotment for other officers and employees.

The cost to Baylake of certain of these perquisites is included in the table appearing at the top of page 19 under “Details of Amounts Included in ‘All Other Compensation’ Column of Summary Compensation Table.”

Baylake believes that the benefits and perquisites provided to its executive officers in 2015 represented a reasonable percentage of each executive’s total compensation package and were not inconsistent, in the aggregate, with perquisites provided to executive officers at comparable competing financial institutions.

Employment Agreements and Post-Termination Payments

In 2008, Baylake entered into employment agreements with Mr. Cera and Ms. Rosengarten and Change in Control Agreements (“CIC Agreements”) with Mr. Cera, Ms. Rosengarten, Mr. LaLuzerne, Mr. Hanson and Mr. Miller that provide for severance benefits under certain circumstances following termination of their individual employment (see “Employment Agreements” beginning on page 22 and “Change in Control Agreements” on beginning on page 24).  Baylake entered into a similar CIC Agreement with Mr. Lammersfeld in 2010.  In addition, Baylake entered into a Severance Agreement with Ms. Rosengarten upon her resignation from Baylake and Baylake Bank in 2015 (see “Severance Agreement with Ms. Rosengarten” on page 24).  Baylake believes that the severance payments called for by the agreements are appropriate because the officers are bound by confidentiality, non-solicitation, and non-compete provisions.  This provides Baylake with more flexibility to make changes in those positions if such changes are in the best interest of Baylake and its shareholders.  In December 2010, Baylake made amendments to the employment agreements to comply with the requirements of Section 409A of the Internal Revenue Code.

Incentive Compensation Risk Assessment

The Compensation Committee has reviewed Baylake’s compensation policies and practices and believes that they do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on Baylake.  Several features of Baylake’s compensation programs reflect sound risk-management practices.  Specifically, Baylake allocates compensation among salary and short and long-term compensation opportunities in such a way as to encourage its employees to make decisions that are in the best long-term interest of Baylake.  Further, payments under Baylake’s various cash incentive plans measure performance across a variety of corporate, department, and individual factors, and contain appropriate hurdles that must be met before incentives are paid.  Finally, the Compensation Committee believes that the compensation programs are subject to appropriate oversight by the Board of Directors and management and compatible with Baylake’s internal control functions.

Adjustment or Recovery of Awards

The 2015 MIP includes a formal clawback provision.  If the Compensation Committee determines that a participant received a payout that was based on materially inaccurate financial statements, reviews, gains, or any other materially inaccurate criteria used in determining or setting such an award, then the Compensation Committee will determine the amount of any such payout that was paid as a result of such materially inaccurate financial statements, reviews, gains, or other materially inaccurate criteria (the “Overpayment Amount”).  The Compensation Committee will send the participant a notice of recovery specifying the Overpayment Amount and the terms for prompt repayment.

Impact of Accounting and Tax Treatments

Section 162(m) of the Internal Revenue Code (the “Code”) prohibits publicly held companies, such as Baylake, from deducting compensation in excess of $1.0 million paid to any one executive officer during the tax year, unless it is performance-based within the meaning of the statute.  It is likely that none of the compensation of the NEOs, other than gains from the exercise of stock options, will qualify as performance-based compensation within the meaning of Section 162(m) of the Code.  Therefore, taxable income in excess of $1.0 million for any person considered a NEO on the last day of the taxable year will not be deductible for federal income tax purposes by Baylake, except for any income attributable to the exercise of stock options.  However, the Board of Directors does not believe that it is likely that any individual’s compensation will exceed $1.0 million in any year, except as a result of the exercise of stock options.

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by Baylake to or on behalf of its NEOs for 2013, 2014, and 2015.

Name and Principal Position	Year	Salary(4) ($)	Bonus(5) ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation(7) ($)	All Other Compensation(8) ($)	Total ($)

Robert J. Cera,	2015	$356,000	--	$78,413	$26,138	$132,506	$22,629	$615,686
President and CEO	2014	$346,539	$71,908	$50,999	$50,999	$45,741	$22,879	$589,065
	2013	$330,769	--	$101,251	$33,749	$164,120	$21,231	$651,120

Kevin L. LaLuzerne,	2015	$198,000	$5,000	$29,209	$9,738	$52,641	$7,920	$302,508
Treasurer and CFO	2014	$193,654	$28,703	$19,001	$18,999	$18,258	$7,746	$286,361
	2013	$188,846	--	$37,411	$12,469	$65,510	$5,665	$309,901

Kenneth R. Lammersfeld,(1) (2)	2015	$174,000	--	$25,503	$8,500	$43,500	$7,038	$258,541
Former Chief Strategy and	2014	$167,444	$8,042	$14,095	$14,100	$28,688	$6,279	$238,648
Development Officer

David J. Miller,(1)	2015	$165,000	--	$23,826	$7,944	$51,782	$6,600	$255,152
Chief Credit Officer	2014	$157,981	$7,185	$15,499	$15,501	$30,782	$6,319	$233,267

Daniel M. Hanson,(1)	2015	$160,000	$5,000	$17,591	$5,863	$32,215	$6,400	$227,069
SVP, Operations and IT

Teresa A. Rosengarten,(3)	2015	$56,245	--	--	--	--	$195,502	$251,747
Former Secretary and	2014	$189,577	$8,009	$18,598	$18,602	$20,257	$10,748	$265,791
Chief Risk Officer	2013	$184,615	--	$40,499	$13,501	$41,547	$9,013	$289,175

(1)

Mr. Lammersfeld and Mr. Miller were not NEOs prior to 2014, and Mr. Hanson was not an NEO prior to 2015.

(2)

Effective January 2, 2016, Mr. Lammersfeld’s position was eliminated and he separated from Baylake and Baylake Bank. See the Form 8-K filed on December 28, 2015 for further information.

(3)

Ms. Rosengarten submitted her resignation from Baylake and Baylake Bank on February 13, 2015, effective March 15, 2015.  See the Form 8-K filed on April 20, 2015 for further information.

(4)

For a discussion of the relationship between salary and cash incentives, please see “Compensation Discussion and Analysis – Base Salary” and “Compensation Discussion and Analysis – Annual Incentive Compensation.”

(5)

For 2015, this column represents the portion of Mr. LaLuzerne and Mr. Hanson’s cash incentive award that was awarded at the discretion of the Compensation Committee. For 2014, this column represents the portion of each executive’s cash incentive award that was payable as a result of the Compensation Committee’s decision to revise the award calculation methodology to better reflect actual performance.

(6)

Amounts in these columns reflect the aggregate grant date fair value of restricted stock units (“RSUs”) and stock option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718.  Refer to Note 20 under Part II, Item 8, “Financial Statements and Supplementary Data” of Baylake’s Form 10-K for the year ended December 31, 2015 for the relevant assumptions used to determine the valuation of equity awards.

(7)

For 2014 and 2015, this column represents the portion of each executive’s cash incentive award that would have been earned based on the formal plan design approved at the beginning of the fiscal year by the Compensation Committee.

(8)

A detailed breakdown of “All Other Compensation” is provided on page 19.

Details of Amounts Included in “All Other Compensation” Column of Summary Compensation Table

	Mr. Cera	Mr. LaLuzerne	Mr. Lammersfeld	Mr. Miller	Mr. Hanson	Ms. Rosengarten
Baylake Contribution to Officers’ 401(k) Plan Accounts	$10,600	$7,920	$6,960	$6,600	$6,400	$2,250
10% Employer Match to Stock Purchase Plan	195	-	78	-	-	15
Club Dues	4,405	-	-	-	-	587
Personal use of company automobile	4,301	-	-	-	-	-
Tax reimbursements on personal use of company automobile	3,128	-	-	-	-	-
Severance pay	-	-	-	-	-	192,650
Totals	$22,629	$7,920	$7,038	$6,600	$6,400	$195,502

Grants of Plan-Based Awards

The following table sets forth the grants of plan-based awards to the NEOs during fiscal year 2015:

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2)	All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Awards	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum
			$	$	$	#	#	$	$
Robert J. Cera	MIP		0	124,600	186,900
	RSUs	3/17/2015				6,263			78,413
	Stock Options	3/17/2015					14,441	12.52	26,138

Kevin L. LaLuzerne	MIP		0	49,500	74,250
	RSUs	3/17/2015				2,333			29,209
	Stock Options	3/17/2015					5,380	12.52	9,738

Kenneth R. Lammersfeld	MIP		0	43,500	65,250
	RSUs	3/17/2015				2,037			25,503
	Stock Options	3/17/2015					4,696	12.52	8,500

David J. Miller	MIP		0	41,250	61,875
	RSUs	3/17/2015				1,903			23,826
	Stock Options	3/17/2015					4,389	12.52	7,944

Daniel M. Hanson	MIP		0	32,000	48,000
	RSUs	3/17/2015				1,405			17,591
	Stock Options	3/17/2015					3,239	12.52	5,863

Teresa A. Rosengarten(3)	-	-	-	-	-	-	-	-	-

(1)

See a detailed discussion of the 2015 MIP starting on page 12.

(2)

Stock options and RSUs granted pursuant to the Equity Plan vest over five years at a rate of 20% per year, commencing one year from the date of grant.

(3)

Ms. Rosengarten did not receive any plan based awards in 2015.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
Robert J. Cera	13,377	4,459	4.15	3/15/2021	4,459(3)	65,146
	13,378	8,918	6.20	4/1/2022	8,918(4)	130,292
	5,233	7,848	9.50	3/19/2023	6,394(5)	93,416
	3,129	12,515	13.90	3/18/2024	2,935(6)	42,880
	-	14,441	12.52	3/17/2025	6,263(7)	91,502

Kevin L. LaLuzerne	1,708	1,707	4.15	3/15/2021	1,707(3)	24,939
	5,124	3,415	6.20	4/1/2022	3,415(4)	49,893
	1,934	2,899	9.50	3/19/2023	2,362(5)	34,509
	1,166	4,662	13.90	3/18/2024	1,093(6)	15,969
	-	5,380	12.52	3/17/2025	2,333(7)	34,085

Kenneth R. Lammersfeld	3,171	792	4.15	3/15/2021	792(3)	11,571
	2,378	1,585	6.20	4/1/2022	1,585(4)	23,157
	1,178	1,765	9.50	3/19/2023	1,438(5)	21,009
	865	3,460	13.90	3/18/2024	811(6)	11,849
	-	4,696	12.52	3/17/2025	2,037(7)	29,761

David J. Miller	6,283	1,570	4.15	3/15/2021	1,570(3)	22,938
	4,712	3,141	6.20	4/1/2022	3,141(4)	45,890
	1,716	2,572	9.50	3/19/2023	2,095(5)	30,608
	951	3,804	13.90	3/18/2024	892(6)	13,032
	-	4,389	12.52	3/17/2025	1,903(7)	27,803

Daniel M. Hanson	-	837	4.15	3/15/2021	837(3)	12,229
	-	1,675	6.20	4/1/2022	1,675(4)	24,472
	1,287	1,929	9.50	3/19/2023	1,572(5)	22,967
	702	2,806	13.90	3/18/2024	658(6)	9,613
	-	3,239	12.52	3/17/2025	1,405(7)	20,527

Teresa A. Rosengarten(8)	-	-	-	-	-	-

(1)

Stock options and RSUs granted pursuant to the Equity Plan vest over five years at a rate of 20% per year, commencing one year from the date of grant.

(2)

Market value based on the closing price of Baylake common stock of $14.61 on December 31, 2015.

(3)

RSUs scheduled to vest 100% on March 15, 2016.

(4)

RSUs scheduled to vest 50% on April 1, 2016 and 50% on April 1, 2017.

(5)

RSUs scheduled to vest 34% on March 19, 2016, 33% on March 19, 2017, and 33% on March 19, 2018.

(6)

RSUs scheduled to vest 25% on March 18, 2016, 25% on March 18, 2017, 25% on March 18, 2018, and 25% on March 18, 2019.

(7)

RSUs scheduled to vest 20% on March 17, 2016, 20% on March 17, 2017, 20% on March 17, 2018, 20% on March 17, 2019, and 20% on March 17, 2020.

(8)

Ms. Rosengarten did not have any outstanding equity awards as of December 31, 2015.

2015 Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and stock awards vested during the year ended December 31, 2015 for each NEO:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Robert J. Cera	-	-	11,784	148,242
Kevin L. LaLuzerne	5,124	53,397	4,478	56,334
Kenneth R. Lammersfeld	-	-	2,268	28,520
David J. Miller	-	-	4,063	51,118
Daniel M. Hanson	5,864	55,541	2,364	29,737
Teresa A. Rosengarten	-	-	4,916	61,850

(1)

The dollar value reflects the stock price at exercise minus the option’s exercise price.

(2)

Represents the value realized upon vesting of RSUs based on the market value of the awards on the vesting date.

Pension Benefits

Baylake does not maintain any pension benefit plans for its officers or directors that would otherwise be subject to disclosure in these proxy materials.

Nonqualified Deferred Compensation in 2015

Effective March 1, 2005, Baylake Bank adopted the Supplemental Executive Retirement Plan (“SERP”), which was intended to reward certain management and highly compensated employees of Baylake Bank who have contributed and are expected to continue to contribute to Baylake Bank’s success by providing for deferred compensation in addition to that available under Baylake Bank’s other retirement programs. Participants in the SERP were chosen by Baylake Bank’s Executive Committee. The nine participants in the SERP include Mr. Miller, Mr. Hanson and Ms. Rosengarten in 2015. As a result of her resignation, Ms. Rosengarten’s participation ended when the funds in her account were distributed to her in 2015. None of the other three NEOs are a participant in the SERP.

Both the participant and Baylake Bank may make contributions to the SERP.

Each participant has an account consisting of voluntary participant deferrals of up to 100% of salary (but reduced to satisfy employee tax obligations or elections made as part of Baylake Bank’s other benefit plans) and up to 100% of bonus (“Deferral Account”).  Each participant is fully vested in his or her Deferral Account at all times.  The Board approved the Compensation Committee’s recommendation to not allow participant deferrals in 2015.

Each participant also has a SERP Account consisting of discretionary employer contributions.  In 2015, Baylake Bank did not make any contributions to the SERP.  A participant becomes 100% vested in his or her SERP

Account upon completion of ten years of service (measured from when the participant first commenced employment with Baylake Bank or a predecessor entity) and attaining age 55.

Benefits are generally payable under the SERP upon termination of employment, to the extent vested.  Accounts are payable in a lump sum or in installments, as elected by each participant.

Each participant has the right to designate how amounts in the Deferral Account and SERP will be deemed to be invested from among a menu of mutual funds.  Baylake purchased life insurance in connection with adopting the SERP, however the participants or their beneficiaries had no rights in such policies, and are unsecured creditors of Baylake Bank in connection with the SERP.  In February 2011, Baylake surrendered the life insurance policies and no replacement policies were purchased.  Instead, a nonqualified deferred compensation trust, commonly known as a Rabbi Trust, was established with Charles Schwab Trust Company serving as trustee. Assets held in the Rabbi Trust are invested in a parallel manner to the elections that participants make for the deemed investment of their balances in the SERP and Deferral Account.

The following table shows the contributions made in 2015 by Baylake and participants, earnings and account balances for Baylake’s 2015 NEOs:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Robert J. Cera	-	-	-	-	-
Kevin L. LaLuzerne	-	-	-	-	-
Kenneth R. Lammersfeld	-	-	-	-	-
David J. Miller	-	-	(1,029)	-	23,524
Daniel M. Hanson	-	-	5,830	(179,824)	253,398
Teresa A. Rosengarten	-	-	(1,582)	(43,845)	45,427

Employment Agreements

Baylake maintains an employment agreement with Mr. Cera. In addition, Baylake maintained an employment agreement with Ms. Rosengarten prior to her resignation.  Both of these employment agreements are described below.

2008 Employment Agreement with Mr. Cera.  In April 2008, Baylake and Mr. Cera entered into an employment agreement (in this discussion, the “2008 Cera Agreement”) that replaced the employment agreement between Mr. Cera and Baylake dated August 2006.  The 2008 Cera Agreement is similar to the August 2006 employment agreement in many respects.  The 2008 Cera Agreement contemplates an “at will” employment relationship and does not have a stated term; rather, under the 2008 Cera Agreement, Mr. Cera’s employment can be terminated by Baylake or Mr. Cera at any time and for any reason.  In December 2010, the 2008 Cera Agreement was amended to comply with the requirements of Section 409A of the Internal Revenue Code.

Compensation and Benefits.  The 2008 Cera Agreement established Mr. Cera’s 2008 annual base salary of $285,000 subject to annual increase (but not decrease) based on a performance review by the Board of Directors.  He is also eligible to earn an annual (calendar year) performance-based bonus in an amount to be determined by the Board of Directors in its sole discretion for each full calendar year during which he is employed.  The 2008 Cera Agreement provides that Mr. Cera is eligible to participate in Baylake Bank’s welfare benefit plans generally applicable to all employees, is entitled to reimbursement of business expenses, and vacation and other benefits in accordance with company policy for executive officers.  Further, Baylake is required to provide Mr. Cera with life insurance equal to three times his base salary (subject to a $500,000 maximum).  Other elements of compensation under the 2008 Cera Agreement include use of a company automobile, tax reimbursement for certain benefits that may be taxable to Mr. Cera, and reimbursement of country club dues.

Severance Benefits.  The 2008 Cera Agreement provides for severance benefits provided that Mr. Cera signs and does not revoke a mutual release of claims between himself and Baylake.  If Mr. Cera’s employment is terminated by Baylake (other than for “Cause” as defined in the 2008 Cera Agreement) or is terminated by Mr. Cera for “Good Reason” (as defined in the 2008 Cera Agreement), Mr. Cera is entitled to a severance payment equal to one year’s base salary plus the annual bonus he would have received for the year of termination had his employment not been terminated, and Baylake would also subsidize his health insurance premiums for that one-year period.  However, if Mr. Cera’s employment is terminated by Baylake for “Cause” or if he terminates his employment voluntarily other than for “Good Reason,” he would not be entitled to any severance payments.  If Mr. Cera’s employment is terminated due to his death or disability, he or his beneficiary would receive salary continuation payments and a health insurance premium subsidy for one year after termination and, in addition, the vesting of certain other benefits could be accelerated.

Confidentiality.  The 2008 Cera Agreement contains confidentiality provisions that are typical in agreements of this kind, which generally prohibit him from disclosing or using for his personal benefit any “Confidential Information” (as defined in the 2008 Cera Agreement) obtained by him during the course of his employment and for a two-year period after termination.

Non-Compete. Under the non-compete provisions of the 2008 Cera Agreement, Mr. Cera has agreed that during the term of his employment and for one year following termination of his employment for whatever reason (i) he will not provide services similar to the services he provides to Baylake Bank to any “Competitor” (defined, generally, as any financial institution located within 30 miles of any Baylake Bank office); (ii) he will not solicit the business of certain “Restricted Customers” of Baylake Bank (defined, generally, as customers with which Mr. Cera had contact or about which he obtained confidential information during the two-year period prior to termination); or (iii) he will not solicit for employment any employee of Baylake or Baylake Bank or encourage any such employee to terminate his or her employment.  Mr. Cera would be denied any of the severance benefits due him under the 2008 Cera Agreement as a consequence of any breach by him of the confidentiality and non-compete provisions thereof.

Employment Agreement with Ms. Rosengarten. In April 2008, Baylake and Ms. Rosengarten entered into an employment agreement (in this discussion, the “Rosengarten Agreement”).  The Rosengarten Agreement contemplated an “at will” employment relationship and did not have a stated term; rather, under the Rosengarten Agreement, Ms. Rosengarten’s employment could be terminated by Baylake or Ms. Rosengarten at any time and for any reason.  In December 2010, the Rosengarten Agreement was amended to comply with the requirements of Section 409A of the Internal Revenue Code.  Ms. Rosengarten submitted her resignation from Baylake and Baylake Bank on February 13, 2015, effective March 15, 2015.

Compensation and Benefits.  The Rosengarten Agreement established Ms. Rosengarten’s 2008 annual base salary of $170,000 subject to annual increase (but not decrease) based on a review by the Compensation Committee and the CEO.  She was also eligible to earn an annual (calendar year) performance-based bonus in an amount to be determined by the Board of Directors in its sole discretion for each full calendar year during which she was employed.  The Rosengarten Agreement provided that Ms. Rosengarten was eligible to participate in Baylake Bank’s welfare benefit plans generally applicable to all employees, was entitled to reimbursement of business expenses, and was entitled to vacation and other benefits in accordance with company policy for executive officers.  Further, Baylake was required to provide Ms. Rosengarten with life insurance equal to three times her base salary (subject to a $500,000 maximum).  Other elements of compensation under the Rosengarten Agreement included reimbursement of country club dues.

Severance Benefits.  The Rosengarten Agreement provided for severance benefits provided that Ms. Rosengarten signs and does not revoke a mutual release of claims between herself and Baylake. If Ms. Rosengarten’s employment was terminated by Baylake (other than for “Cause” as defined in the Rosengarten Agreement) or was terminated by Ms. Rosengarten for “Good Reason” (as defined in the Rosengarten Agreement), Ms. Rosengarten was entitled to a severance payment equal to one year’s base salary plus the annual bonus she would have received for the year of termination had her employment not been terminated, and Baylake would also subsidize her health insurance premiums for the one-year period. However, if Ms. Rosengarten’s employment was terminated by Baylake for “Cause” or if she terminated her employment voluntarily other than for “Good Reason,” she would not have been entitled to any severance payments.  If Ms. Rosengarten’s employment was terminated due to her disability, she would have received salary continuation payments and a health insurance premium subsidy for one year after termination and, in addition, the vesting of certain other benefits could have been accelerated.  In the event of Ms. Rosengarten’s employment terminating due to her death, her beneficiary would have received a health insurance premium subsidy for one year after termination.

Confidentiality. The Agreement contained confidentiality provisions that are typical in agreements of this kind, which generally prohibited her from disclosing or using for her personal benefit any “Confidential Information” (as defined in the Rosengarten Agreement) obtained by her during the course of her employment and for a two-year period after termination.

Non-Compete. Under the non-compete provisions of the Rosengarten Agreement, Ms. Rosengarten agreed that during the term of her employment and for one year following termination of her employment for whatever reason (i) she will not provide services similar to the services she provides to Baylake Bank to any “Competitor” (defined, generally, as any financial institution located within 30 miles of any Baylake Bank office); (ii) she will not solicit the business of certain “Restricted Customers” of Baylake Bank (defined, generally, as customers with which Ms. Rosengarten had contact or about which she obtained confidential information during the two-year period prior to termination); or (iii) she will not solicit for employment any employee of Baylake or Baylake Bank or encourage any such employee to terminate his or her employment. Ms. Rosengarten would be denied any of the severance benefits due her under the Rosengarten Agreement as a consequence of any breach by her of the confidentiality and non-compete provisions thereof.

Severance Agreement with Ms. Rosengarten

Ms. Rosengarten submitted her resignation from Baylake and Baylake Bank on February 13, 2015, effective March 15, 2015.  In connection with the foregoing, Ms. Rosengarten and Baylake Bank entered into a Full and Final Separation Agreement and Release (the “Separation Agreement”) on April 15, 2015 providing certain benefits to her to which she was not otherwise entitled under her employment agreement with Baylake Bank.  In particular, among other things, the Separation Agreement provides for a continuation of Ms. Rosengarten’s base salary for one year, payable in accordance with the normal Baylake Bank payroll practices and, in lieu of any annual incentive payment for Baylake Bank’s 2015 fiscal year, a one-time lump-sum payment of $2,000.  In addition, since Ms. Rosengarten was enrolled in Baylake Bank’s health and/or dental insurance plans as of the Separation Date and she timely elected COBRA continuation coverage, under the Separation Agreement, the Bank has agreed to pay toward such coverage the difference between the total cost of premiums for such COBRA coverage and Baylake Bank’s normal employee share of health insurance premiums until the earlier of the one year anniversary of the Separation Date or until she becomes eligible for other group health and/or dental insurance coverage.  The Separation Agreement further provides for vesting of Ms. Rosengarten’s RSUs that were scheduled to vest in 2015, subject to approval of the Personnel and Compensation committee of the Board.

Change in Control Agreements

In 2008, Baylake entered into Change in Control Agreements (“CIC”) with Mr. Cera, Ms. Rosengarten, Mr. LaLuzerne, Mr. Miller, and Mr. Hanson that provide for severance benefits under certain circumstances following termination of their individual employment following a change in control.  Baylake entered into a similar CIC Agreement with Mr. Lammersfeld in 2010, as well as amending the agreements for the other NEOs.  Under the terms of the CIC Agreements:

•

Under certain termination events within twelve months following a change in control, each of Baylake’s NEOs is entitled to severance in the form of a lump-sum payment in cash equal to a multiple (the “Severance Multiplier”) of an amount equal to the sum of: (i) his or her salary at the time of the change in control or termination of employment; (ii) the greater of (a) the executive’s target bonus in the year the change in control occurs, (b) the executive’s target bonus in the year in which termination of employment occurs, or (c) the annual incentive bonus the executive received that was attributable to the year prior to the year in which termination of employment occurs; and (iii) the amount contributed by Baylake to the executive’s 401(k) account in the year prior to the year in which termination of employment occurs. The Severance Multiplier is 2.0X this sum for Mr. Cera, 1.5X for Ms. Rosengarten and 1.0X for Mr. LaLuzerne, Mr. Lammersfeld, Mr. Miller and Mr. Hanson. In addition, Baylake or its successor will continue to provide the executive with health and dental insurance for a period of 12 months following his or her termination of employment.  Such payments and benefits are triggered if the executive’s employment is terminated following a “Change in Control” either by Baylake or its successor without “Cause” or by the executive for “Good Reason” (each as defined in the CIC Agreement).

•

The amount of the severance payment is subject to customary “cutback” provisions designed to avoid the imposition of parachute tax under the Internal Revenue Code.

•

The executive is bound by confidentiality provisions that would generally prohibit him or her from disclosing or using for his or her personal benefit any “Confidential Information” (as defined in the CIC Agreement) obtained by him or her during the course of his or her employment and for a two-year period after termination.

Potential Payments upon Termination or Change in Control

The table below shows the potential payments under each NEO’s CIC or employment agreements, in addition to various benefit plans, in the case of a change-in-control of Baylake on December 31, 2015.  It also shows the potential payments under each NEO’s agreements and benefit plans if he or she had terminated employment with the Bank effective December 31, 2015, under each of the following retirement or termination circumstances: (i) death; (ii) disability; (iii) voluntary resignation or termination for cause; (iv) retirement upon attainment of age 65; (v) termination without cause or resignation for good reason; and (vi) termination without cause or resignation for good reason following a change-in-control of Baylake on December 31, 2015. These payments are considered estimates as of specific dates as they contain assumptions regarding stock price, equity valuation, and welfare benefits expense.

Compensation and/or Benefits Payable	Death	Disability	Voluntary Resignation or Termination For Cause (1)	Retirement	Termination Without Cause or Resignation for Good Reason (no Change in Control) (1) (2) (3)	Change in Control (no termination) (3)	Termination Without Cause or Resignation For Good Reason (following a Change in Control) (1)(2)(3)
Robert J. Cera
Cash Severance	$356,000	$356,000	--	--	$356,000	--	$982,000
Equity Acceleration (4)	$624,050	--	--	$624,050	--	$624,050	$624,050
Welfare Benefits (5)	$14,512	$14,512	--	--	$14,512	--	$14,512
Reduction in Payment (6)	--	--	--	--	--	--	--
Total Benefit	$994,562	$370,512	$0	$624,050	$370,512	$624,050	$1,620,562
Kevin L. LaLuzerne
Cash Severance	--	--	--	--	--	--	$255,246
Equity Acceleration (4)	$235,333	$235,333	--	$235,333	--	$235,333	$235,333
Welfare Benefits (5)	--	--	--	--	--	--	$14,512
Reduction in Payment (6)	--	--	--	--	--	--	--
Total Benefit	$235,333	$235,333	$0	$235,333	$0	$235,333	$505,092
Kenneth R. Lammersfeld
Cash Severance	--	--	--	--	--	--	$223,701
Equity Acceleration (4)	$140,251	$140,251	--	$140,251	--	$140,251	$140,251
Welfare Benefits (5)	--	--	--	--	--	--	$14,998
Reduction in Payment (6)	--	--	--	--	--	--	--
Total Benefit	$140,251	$140,251	$0	$140,251	$0	$140,251	$378,950
David J. Miller
Cash Severance	--	--	--	--	--	--	$212,569
Equity Acceleration (4)	$208,125	$208,125	--	$208,125	--	$208,125	$208,125
Welfare Benefits (5)	--	--	--	--	--	--	$8,459
Reduction in Payment (6)	--	--	--	--	--	--	--
Total Benefit	$208,125	$208,125	$0	$208,125	$0	$208,125	$429,154
Daniel M. Hanson
Cash Severance	--	--	--	--	--	--	$198,281
Equity Acceleration (4)	$131,268	$131,268	--	$131,268	--	$131,268	$131,268
Welfare Benefits (5)	--	--	--	--	--	--	--
Reduction in Payment (6)	--	--	--	--	--	--	--

Total Benefit	$131,268	$131,268	$0	$131,268	$0	$131,268	$329,549
Teresa A. Rosengarten(7)
Cash Severance	--	--	$192,650	--	--	--	--
Equity Acceleration (4)	--	--	$94,244	--	--	--	--
Welfare Benefits (5)	--	--	$11,229	--	--	--	--
Reduction in Payment (6)	--	--	--	--	--	--	--
Total Benefit	$0	$0	$298,123	$0	$0	$0	$0

(1)

The term “cause” generally means (i) an act of fraud, embezzlement or theft in connection with the executive’s duties; (ii) willful and continual failure to perform substantially the executive’s duties; (iii) willful engagement in illegal conduct or gross misconduct that is injurious to Baylake Bank; or (iv) willful and wrongful disclosure of any trade secret or other confidential information.

(2)

The term “good reason” generally means a change in authority, salary, location, or breach of employment agreement by Baylake.

(3)

The term “change in control” generally means (i) the acquisition of Baylake’s securities representing 50% or more of the voting power of all its securities; (ii) a change in board membership such that the incumbent board members cease to constitute at least a majority of the Board; consummation of a reorganization, merger or consolidation of Baylake into another corporation wherein the other corporation exercises control over Baylake; or (iii) liquidation or dissolution of Baylake or sale of substantially all of Baylake’s assets.

(4)

Under Baylake’s 2010 Equity Incentive Plan, unvested stock options and RSUs would immediately vest in the event of a change in control. In addition, the Compensation Committee retains discretion to provide for immediate vesting in the case of retirement after attainment of age 65 or termination due to death or disability. However, under the terms of his employment agreement, outstanding equity awards for Mr. Cera do not accelerate for termination due to disability. The value of equity acceleration is based on the market price of $14.61 as of December 31, 2015.

(5)

Under the terms of the CIC Agreements, NEOs may participate in medical and dental insurance for a period of 12 months. Mr. Cera was granted similar participation under the terms of his employment agreement in the case of termination due to death, disability, or termination without cause or resignation for good reason.

(6)

In the event any payments to the officers would exceed the amount that could be received without the imposition of an excise tax under Section 4999 of Code, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the dollar amount which can be paid to the executive without triggering an excise tax under Section 4999 of the Code.

(7)

Values for Ms. Rosengarten reflect amounts actually received in connection with her departure from Baylake effective March 15, 2015.

None of the executives would trigger a reduction in payment under Section 4999 in the hypothetical case above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2016, the number of shares of common stock beneficially owned by (i) each director, nominee for director and NEO of Baylake, (ii) all directors and executive officers of Baylake as a group, and (iii) each person known to or believed by Baylake to be the beneficial owner of more than 5% of the outstanding shares of Baylake common stock. Except as otherwise indicated and as set forth in footnote (1) below, persons listed have sole voting and investment power over shares beneficially owned. Indicated options are all exercisable within 60 days of April 2, 2016.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percent of Class (2)

Directors:
Robert W. Agnew………………………………………..	89,964		*
Dee Geurts-Bengtson…………………………………….	3,654		*
Robert J. Cera…………………………………………….	150,996	(3)	1.56%
Roger G. Ferris……………………………………………	80,869		*
Terrence R. Fulwiler……………………………………...	36,769		*
Thomas L. Herlache………………………………………	73,493		*
Louis J. “Rick” Jeanquart…………………………………	345,452		3.57%
Joseph J. Morgan………………………………………….	24,369		*
William D. Murphy……………………………………….	0		*
Dean J. Nolden……………………………………………	805		*
Elyse Mollner Stackhouse………………………………...	16,489		*
Paul J. Sturm………………………………………………	98,619	(4)	1.02%

Non-director NEOs:

Kevin L. LaLuzerne ………………………………………	53,998	(5)	*
Kenneth R. Lammersfeld …………………………………	14,420		*
David J. Miller ……………………………………………	50,855	(6)	*
Daniel M. Hanson…………………………………………	29,104		*
Teresa A. Rosengarten…………………………………….	n/a	(7)	*
All directors and executive officers as a group (23 persons)……………………………………	1,177,894	(8)	12.17%

Five Percent (5%) Beneficial Owner:
None

* Less than one percent.

(1)

For all listed persons, the number includes shares held by, jointly with, or in trust for the benefit of, the person’s spouse and dependent children.  Shares are reported in such cases on the presumption that the individual may share voting and/or investment power because of the family relationship.

(2)

Options to purchase shares of Baylake common stock held by directors and executive officers that would be exercisable within 60 days after April 2, 2016 are treated as outstanding for the purpose of computing the number and percentage of outstanding securities of the class owned by each such person and for all directors and executive officers as a group, but not for the purpose of computing the percentage of the class owned by any other person.

(3)

Includes options to purchase 52,669 shares.

(4)

Includes 18,910 shares owned by adult children of Mr. Sturm for whom he serves as agent under a power of attorney.

(5)

Includes options to purchase 16,555 shares.

(6)

Includes options to purchase 19,489 shares.

(7)

Ms. Rosengarten resigned from the Company on February 13, 2015 and is no longer reporting Baylake holdings.

(8)

Includes options to purchase 110,606 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR
INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Baylake and Baylake Bank may occasionally enter into transactions with certain “related persons.”  Related persons include Baylake’s executive officers, directors, 5% or more beneficial owners of Baylake common stock, immediate family members of those persons and entities in which one of those persons has a direct or indirect material interest. Baylake refers to transactions with such related persons as “related person transactions.” The Board of Directors does not currently have written policies or procedures with respect to related person transactions, however, it has been the practice of Baylake that disinterested members of the Board of Directors approve, in advance, all related party transactions.

During the previous ten (10) years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer.  A “legal proceeding” includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment or decree of any court of competent jurisdiction, or any federal or state authority permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of commodities business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission of a violation of federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Baylake Bank has, and expects to continue to have, regular dealings with officers and directors of Baylake as well as their associates. Since January 1, 2015, several such persons have been indebted to Baylake Bank for loans made in the ordinary course of business. Loans to all such persons were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, are current with respect to payments, and do not involve more than the normal risk of collectability or present other unfavorable features.

DIRECTOR INDEPENDENCE

The Board of Directors has affirmatively determined that all of Baylake’s directors (other than Mr. Cera) are qualified as “independent” as defined under NASDAQ Rule 4200.  Mr. Cera is not independent due to his employment as President and Chief Executive Officer of Baylake and Baylake Bank.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Baylake’s independent registered public accounting firm for the fiscal year ended December 31, 2015 was Baker Tilly Virchow Krause, LLP (“Baker Tilly”).

For services rendered in 2015 and 2014 by Baker Tilly, the following fees were billed for the audit of Baylake’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, respectively and for other services:

Fees	2015	2014
Audit Fees(1)……………..……..	$262,000	$271,000
Audit-related Fees(2)……………	22,264	22,954
Tax Fees(3)……………..……….	92,561	103,170
All Other Fees………………….	15,994	-
Total……………………………	$392,819	$397,124

(1)

The Audit Fees consist of fees billed for professional services rendered for the audit of Baylake’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Baker Tilly in connection with statutory and regulatory filings or engagements.

(2)

The Audit-related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Baylake’s consolidated financial statements and are not reported under “Audit Fees.”

(3)

Tax Fees consist of fees for professional services rendered for federal and state tax compliance, assistance with the IRS audit, tax advice and tax planning.

(4)   All Other Fees consists of fees billed for professional services rendered for assistance related to the merger/acquisition and S-4 consents filed with the Securities and Exchange Commission.

The Audit Committee approves all engagements of independent auditors in advance, including approval of related fees and an annual budget for projects and fees. Items that are not covered under the budget or fees that exceed the budget require approval by the Audit Committee prior to payment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)

Exhibits

Exhibit No.

Description

31.1

Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYLAKE CORP.

By: /s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer and
Director (Principal Executive Officer)

By: /s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: April 28, 2016